Form 10-Q
period 1999-03-31
ONEMAIN COM INC
filed 1999-05-14
CIK 1075530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended     MARCH  31, 1999
                                        -------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to_____

                  Commission File Number            000-25599
                                         --------------------

                               ONEMAIN.COM, INC.
            (Exact name of registrant as specified in its charter)

      DELAWARE                            7375                  11-3460073
      --------                            ----                  ----------
 (State or other jurisdiction of     (Primary Standard          (I.R.S.Employer
 incorporation or organization)      industrial classification   identification
                                     number)                          number)

                              8150 Leesburg Pike
                                   6th Floor
                            Vienna, Virginia 22182
                                 703-883-8262
   (Address, including zip code, and telephone number, including area code, of registrants executive principal offices)

                            _______________________
                               Stephen E. Smith
                Chairman, President and Chief Executive Officer
                               OneMain.com, Inc.
                              8150 Leesburg Pike
                                   6th Floor
                            Vienna, Virginia 22182
                                (703) 883-8262

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO _____
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1999.

            COMMON STOCK $.001 PAR VALUE        NUMBER OF SHARES
            ----------------------------        ----------------
            CLASS A                             21,536,236

                               ONEMAIN.COM, INC.

            Form 10-Q For the Quarterly Period Ended March 31, 1999

Index                                                                                      PAGE
Part I. - Financial Information                                                            3

        Item 1    Financial Statements (Unaudited)
                  Condensed Consolidated Balance Sheets as of
                    March 31, 1999 and December 31, 1998                                   4

                  Condensed Consolidated Statement of Operations
                    For the Three Months Ended March 31, 1999                              5

                  Condensed Consolidated Statement of Cash Flows
                    For the Three Months Ended March 31, 1999                              6

                  Condensed Consolidated Statement of Stockholders' (Deficit) Equity
                    For the Three Months Ended March 31, 1999                              7

                  Notes to Condensed Consolidated Financial Statements                     8

        Item 2    Management's Discussion and Analysis of Financial Condition and          11
                    Results of Operations

Part II.-Other Information                                                                 19

Exhibit Index                                                                              20

Signatures                                                                                 21

                               ONEMAIN.COM, INC.

                        PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, all adjustments necessary for the fair presentation of the Company's results of operations, financial position and changes therein for the periods presented have been included.

                               ONEMAIN.COM, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    ----------------        ----------------
                                                                       December 31,             March 31,
                                                                          1998                    1999
                                                                    ----------------        ----------------
ASSETS
Cash and cash equivalents                                            $       172,000         $    91,399,000
Accounts receivable                                                                -               2,987,000
Deferred offering costs                                                    6,159,000                       -
Other current assets                                                               -               1,926,000
                                                                    ----------------        ----------------
   Total current assets                                                    6,331,000              96,312,000
Property and equipment                                                             -              16,672,000
Goodwill                                                                           -             156,920,000
Customer lists                                                                     -              92,710,000
Other assets                                                                       -                 858,000
                                                                    ----------------        ----------------
   Total assets                                                      $     6,331,000         $   363,472,000
                                                                    ================        ================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable and accrued expenses                                $     6,549,000         $     9,030,000
Unearned revenue                                                                   -              10,669,000
Notes payable                                                                500,000               1,132,000
Current portion of capital lease obligations                                       -               1,919,000
Deferred tax liability and other                                                   -              11,651,000
                                                                    ----------------        ----------------
   Total current liabilities                                               7,049,000              34,401,000
Capital lease obligations, net of current portion                                  -               1,656,000
Deferred tax liability and other                                                   -              23,423,000
                                                                    ----------------        ----------------
   Total liabilities                                                       7,049,000              59,480,000

Stockholders' (deficit) equity
Preferred stock, $.001 par value; 10,000,000 shares authorized,
  no shares issued or outstanding                                                  -                       -
Common stock, $.001 par value; 100,000,000 shares authorized,
  4,782,500 and 20,522,032 shares issued and outstanding
  at December 31, 1998 and March 31, 1999, respectively                        5,000                  21,000
Additional paid-in capital                                                    53,000             308,123,000
Accumulated deficit                                                         (765,000)             (4,136,000)
Stock subscription receivable                                                (11,000)                (16,000)
                                                                    ----------------        ----------------
    Total stockholders' (deficit) equity                                    (718,000)            303,992,000
                                                                    ----------------        ----------------

  Total liabilities and stockholders' (deficit) equity               $     6,331,000         $   363,472,000
                                                                    ================        ================

See accompanying notes to unaudited condensed consolidated financial statements.

                               ONEMAIN.COM, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDING MARCH 31, 1999

Costs and Expenses:
Selling, general and administrative expenses                                 $        910,000
Equity compensation expense                                                         2,469,000
                                                                             ----------------
Loss from operations                                                               (3,379,000)

Other income (expense):
Interest income                                                                        24,000
Interest expense                                                                      (16,000)
                                                                             -----------------
Net other income                                                                        8,000

Net loss                                                                     $     (3,371,000)
                                                                             ================

Basic and diluted net loss per share                                         $          (0.60)
                                                                             ================

Shares used in the calculation of basic and diluted net loss per share              5,622,939
                                                                             ================

See accompanying notes to unaudited condensed consolidated financial statements.

                               ONEMAIN.COM, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDING MARCH 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                    $       (3,371,000)
Adjustments to reconcile net loss to net cash
    used in operating activities
    Equity compensation expense                                                                      2,469,000
    Changes in operating assets and liabilities
      Other current assets                                                                            (433,000)
      Accounts payable and accrued expenses                                                            912,000
                                                                                            ------------------
Net cash used in operating activities                                                                 (423,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired                                                   (68,073,000)
                                                                                            ------------------
Net cash used in investing activities                                                              (68,073,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in initial public
 offering, net of underwriter discounts and commissions and offering costs                         165,533,000
Proceeds from note payable-stockholder                                                                 500,000
Repayment of long-term debt assumed through acquisitions                                            (6,310,000)
                                                                                            ------------------
Net cash provided by financing activities                                                          159,723,000
                                                                                            ------------------

Net increase in cash and cash equivalents                                                           91,227,000
Cash and cash equivalents, beginning of period                                                         172,000
                                                                                            ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $       91,399,000
                                                                                            ==================

Supplemental disclosure of cash flow information:

Issuance of common stock for acquisitions of businesses                                     $      141,362,000
                                                                                            ==================

See accompanying notes to unaudited condensed consolidated financial statements.

                               ONEMAIN.COM, INC.
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
                        STOCKHOLDERS' (DEFICIT) EQUITY
                  FOR THE THREE MONTHS ENDING MARCH 31, 1999

                                                                                                                       Total
                                                                         Additional                      Stock      Stockholders'
                                                       Common Stock        Paid-In      Accumulated   Subscription    (Deficit)
                                                    Shares      Amount     Capital        Deficit      Receivable      Equity
                                                  ------------------------------------------------------------------------------
Balance at December 31, 1998                       4,782,000   $ 5,000   $     53,000   $  (765,000)  $  (11,000)   $   (718,000)

Issuance of Common Stock on January 1, 1999          100,000         -          5,000             -       (5,000)              -

Issuance of Common Stock in connection with
 initial public offering, net of offering costs
 and underwriter discounts                         8,500,000     9,000    164,241,000             -            -     164,250,000

Issuance of Common Stock in connection with the
 Transactions                                      7,140,000     7,000    141,355,000             -            -     141,362,000

Equity compensation expense                                -         -      2,469,000             -            -       2,469,000

Net loss                                                   -         -              -    (3,371,000)           -      (3,371,000)
                                                  ------------------------------------------------------------------------------
Balance at March 31, 1999                         20,522,000   $21,000   $308,123,000   $(4,136,000)  $  (16,000)   $303,992,000
                                                  ==============================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                               ONEMAIN.COM, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1)    ORGANIZATION AND BASIS OF PRESENTATION

In connection with the closing of the initial public offering of its Common Stock on March 25, 1999 (the "Offering"), OneMain.com, Inc. (the "Company" or
ONEM) acquired 17 Internet service providers (the "ISPs") effective March 30, 1999, in a series of separate business combination transactions (the "Transactions"). The 17 ISPs serve individuals and businesses located predominantly outside of large metropolitan areas.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments consisted of normal recurring adjustments in addition to a one-time, non-cash equity compensation charge of $2,469,000 associated with the hiring of one executive and certain other consultants. The results of interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form S-1 Registration Statement, filed on March 25, 1999 with the Securities and Exchange Commission, which included the financial statements and footnotes for the year ended December 31, 1998.

2)    INITIAL PUBLIC OFFERING

On March 30, 1999, ONEM completed its Offering of 8,500,000 shares of its Common Stock at $22.00 per share. The gross proceeds from the Offering were $187,000,000. The net proceeds after underwriter discounts and commissions and offering costs were approximately $164,250,000.

The net proceeds have been used as follows: (1) approximately $10,128,000 for legal, accounting, printing fees and other costs associated with the Offering,
(2) approximately $72,052,000 to pay the cash portion of the purchase prices for the Transactions and (3) approximately $6,310,000 to pay off debt assumed by ONEM in the Transactions. The remaining net proceeds will be used for general corporate purposes, which may include future acquisitions, working capital and the payment of any additional amounts payable to former owners of the ISPs under the earn-out provisions of the acquisition agreements.

3)    BUSINESS COMBINATIONS - ISPs

On March 30, 1999, the Company acquired all of the outstanding common stock and limited liability company interests of 17 ISPs. The Transactions have been accounted for using the purchase method of accounting assuming the acquisitions were consummated on March 31, 1999, as opposed to the March 30, 1999 acquisition date. Activity occurring on March 31, 1999 was not material to the results of operations for the quarter. The total consideration paid by the Company for the Transactions was $213,415,000, comprised of $72,052,000 in cash and 7,139,532 shares of Common Stock.

                              ONEMAIN.COM, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3)    BUSINESS COMBINATIONS - ISPs (CONTINUED)

The total purchase price of $213,415,000 has been preliminarily allocated to the fair value of the net assets acquired as follows:

     Goodwill                                          $     156,920,000
     Customer lists                                           92,710,000
     Cash                                                      3,979,000
     Other current assets                                      4,481,000
     Property and equipment                                   16,631,000
     Deferred tax liability                                  (34,954,000)
     Other liabilities, net                                  (26,352,000)
                                                       -----------------
                                                       $     213,415,000
                                                       =================


The above purchase price does not reflect additional consideration that may be issued pursuant to earn-out arrangements included in the definitive agreements for the Transactions. The payment of additional consideration is contingent upon certain operational and earning margin requirements being met. The amount of the additional consideration will be payable in either cash or stock, at the option of the Company.

4)    COMMITMENTS AND CONTINGENCIES

The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts the Company may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.

The Company entered into a seven-year lease agreement to occupy 14,352 square feet of office space for its executive offices commencing June 15, 1999. The monthly lease payments are $28,704 and will increase 3% per annum commencing June 15, 2000 through the end of the lease term. The lease includes one five-year renewal option.

5)    RELATED PARTY TRANSACTIONS

On January 5, 1999, M. Cristina Dolan, an Executive Vice President and the Chief Content and Strategic Alliances Officer of the Company, purchased 100,000 shares of Common Stock of the Company for $5,000, or $.05 per share. In addition, the Company issued options to purchase shares of the Company's Common Stock at $22.00 per share to certain outside consultants on March 25, 1999. The Company recognized a one-time, non-cash compensation charge of $2,469,000 in connection with these transactions during the three months ended March 31, 1999. The Company does not anticipate incurring similar equity compensation charges in the future.

At March 31, 1999, the Company had promissory notes in the aggregate of $1,000,000 outstanding to one of its founders (the "founder notes"). Interest was payable at the prime rate (7.75% at March 31, 1999).

                               ONEMAIN.COM, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6)    SUBSEQUENT EVENTS

On April 9, 1999, the underwriters exercised their over-allotment option to purchase 1,275,000 shares of Common Stock at the initial public offering price of $22.00 per share. The net proceeds to the Company from this transaction after underwriter discounts and commissions were approximately $26,157,000.

On April 9, 1999, the Company repaid in full the $1,000,000 founder notes and associated accrued interest of $21,000.

On May 5, 1999, the Company acquired The Grid, Inc. ("The Grid."), a non-metropolitan Internet service provider based in San Luis Obispo, California for approximately $17,800,000, comprised of $8,900,000 in cash and 280,619 shares of common stock of the Company. "The Grid" provides Internet services including dial-up and dedicated access, web hosting and e-commerce solutions to non-metropolitan areas in and around the San Luis Obispo area.

7)    PRO FORMA COMBINED FINANCIAL INFORMATION

The following pro forma combined financial information for the three months ended March 31, 1999 and March 31,1998, includes the results of OneMain.com combined with the 17 ISPs as if the Transactions had occurred on January 1 of each respective period. This pro forma combined financial information includes the effects of (a) the Transactions; (b) the Offering; (c) the amortization of goodwill resulting from the Transactions; (d) the elimination of interest expenses for the debt that was paid from the Offering proceeds; and (e) a benefit for income taxes at an appropriate rate.

The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period.

                                                      1998               1999
                                                 -------------      -------------
      Total revenues                             $  11,471,000      $  19,502,000
                                                 =============      =============

      Net loss                                   $ (17,631,000)     $ (20,978,000)
                                                 =============      =============

      Pro forma basic and
         diluted net loss per share              $       (0.86)     $       (1.02)
                                                 =============      =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

This filing contains forward-looking statements within the meaning of Section 27A of The Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements reflect the intent, belief or current expectations of the Company and members of the management team. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance, involve risk and uncertainties, and that actual results may differ materially from those contemplated by the forward-looking statements as a result of, among other things, reflecting changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

INTRODUCTION

The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and the related notes thereto appearing in this filing.

OVERVIEW

The Company successfully completed an initial public offering of 8,500,000 shares of its Common Stock on March 30, 1999, concurrently with the acquisitions of 17 ISPs. The Company had approximately 371,000 subscribers accessing its networks through over 650 access points. On May 5, 1999, the Company acquired "The Grid", an ISP located in San Luis Obispo, California for approximately $17,800,000 in cash and Common Stock. The purchase of the "The Grid" increased the Company's subscribers to approximately 406,000.

OneMain.com is one of the ten largest Internet service providers in the United States serving individuals and businesses located predominantly outside of large metropolitan areas. The Company believes that individuals in these markets have traditionally been under-served by national on-line service providers and present a significant growth opportunity for the Company. Many of the national on-line service providers with whom the Company competes provide access in the Company's markets through long-distance calls, which make access more expensive for subscribers. The Company believes its ability to provide Internet access through local calls provides it with a significant competitive advantage. The Company also expects to benefit from the managerial talent, technological competence and localized sales and marketing skills acquired from some of the fastest growing local Internet service providers in the United States.

The Company's ISPs offer 56K-modem access through their dial-up locations and also offer dedicated high speed Internet access, Web hosting and other services in certain locations. The Company's ISPs support these services with superior customer service.

Shareholders, investors and analysts can request information on OneMain.com and its ISPs through the Investor Relations section on the Company's Internet web site http://www.onemain.com under the "Contact Us" section. Enhancements to the Investor Relations site will be made over the next couple of months to allow shareholders, investors and analysts to connect and become more informed about the Company. The Company is listed on the stock market under the symbol ONEM.
                                                                        ----



RESULTS OF OPERATIONS

The Company conducted no significant operations between August 19, 1998 (inception) and March 31, 1999. The Company incurred costs of approximately $10,128,000 for various legal, accounting, printing and other costs in connection with the Offering and the Transactions.

The Company reported a net loss of $3,371,000 for the three months ended March 31, 1999. The loss was the result of corporate related expenses of $910,000 and a one-time, non-cash equity compensation charge of $2,469,000 relating to he hiring of one executive and several outside consultants. The Company does not anticipate incurring such equity compensation charges in the future.

The Transactions closed on March 30, 1999. For financial reporting purposes, the Transactions have been accounted for under the purchase method of accounting from March 31, 1999. Activity that occurred on March 31, 1999 was not material to the results of operations for the quarter. For a discussion of pro forma operations for the three months ended March 31, 1998 and 1999, see Results of Operations - Pro Forma.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company's combined cash and cash equivalents balance was $91,399,000, compared with $172,000 at December 31, 1998. This increase is mainly attributable to the receipt of the net proceeds from the Offering, net of the cash portion of the purchase price of the Transactions of $68,073,000, net of cash acquired, and the repayment of $6,310,000 of debt assumed in the Transactions. At closing of the Transactions, the Company retired substantially all of the acquired companies' debt obligations except to the extent such obligations related to capitalized lease obligations.

Net cash used in operating activities amounted to $423,000 for the three months ended March 31, 1999. This amount is due primarily to the payment of certain corporate related expenses during the three months ended March 31, 1999.

Net cash used in investing activities amounted to $68,073,000 during the three months ended March 31, 1999, representing the payment of the cash portion of the purchase prices for the Transactions, net of cash acquired.

Net cash provided by financing activities amounted to $159,723,000 for the three months ended March 31, 1999. The Company received net proceeds from the Offering of $164,250,000, net of underwriter discounts, commissions and Offering costs (including $1,283,000 of deferred Offering costs that were unpaid at March 31, 1999). The Company repaid $6,310,000 of debt assumed in the Transactions. Additionally, the Company issued a second promissory note in the amount of $500,000 to one of its founders to fund the payment of pre-Offering expenses. Subsequent to March 31, 1999, the promissory notes, including accrued interest, were paid in full.

Management expects the Company's capital expenditures to increase as its operations continue to expand. It is anticipated that financial resources will be utilized in acquiring additional communications equipment and improvements to technology that will allow the Company's networks to grow to support new and acquired subscribers, build a network operations center and integrate billing and financial reporting systems. However, the amount of these capital expenditures is expected to remain less than the cash requirements related to the Company's acquisition program.

The Company anticipates that its current cash on hand and cash flow from operations will be sufficient to meet the Company's liquidity requirements for its operations through the remainder of the fiscal year. However, the Company is currently pursuing, and intends to continue to purse additional acquisitions, which are expected to be funded through a combination of cash and the issuance by the Company of shares of its Common Stock. To the extent the Company elects to pursue acquisitions involving the payment of significant amounts of cash (to fund the purchase price of such acquisitions and the repayment of assumed indebtedness), the Company is likely to require additional sources of financing to fund such non-operating cash needs. The Company may determine to raise additional debt or equity capital to finance potential acquisitions and/or to fund accelerated growth. Any significant acquisitions or increases in the Company's growth rate could materially affect the Company's operating and financial expectations and results, liquidity and capital resources.

RESULTS OF OPERATIONS - PRO FORMA

The following pro forma combined financial information for the three months ended March 31, 1999 and March 31, 1998, includes the results of OneMain.com combined with the 17 ISPs as if the Transactions had occurred on January 1 of each respective period. This pro forma combined financial information includes the effects of (a) the Transactions; (b) the Offering; (c) the amortization of goodwill resulting from the Transactions; (d) the elimination of interest expenses for the debt that was paid from the Offering proceeds; and (e) a benefit for income taxes at an appropriate rate.

The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period.

                                                    Three Months Ended March 31,
                                                        1998          1999
                                                    ------------  ------------
Revenues:
  Access revenues                                   $ 10,317,000  $ 17,968,000
  Other revenues                                       1,154,000     1,534,000
                                                    ------------  ------------
Total revenues                                        11,471,000    19,502,000

Costs and expenses:
  Cost of revenues:
    Cost of access revenues                            4,050,000     7,717,000
    Cost of other revenues                               271,000       373,000
                                                    ------------  ------------
  Total cost of revenues                               4,321,000     8,090,000
  Operations and customer support                      1,631,000     2,783,000
  Sales and marketing                                  1,359,000     2,370,000
  General and administrative                           3,482,000     5,499,000
  Equity compensation expense                                  -     2,469,000
  Amortization                                        19,675,000    20,814,000
  Depreciation                                         1,036,000     1,302,000
                                                    ------------  ------------
Total costs and expenses                              31,504,000    43,327,000

Loss from operations                                 (20,033,000)  (23,825,000)
Interest income                                           12,000        50,000
Interest expense                                         (46,000)      (97,000)
Other income (expense)                                  (168,000)       11,000
                                                    ------------  ------------

Loss before benefit for income taxes                 (20,235,000)  (23,861,000)
Benefit for income taxes                               2,604,000     2,883,000
                                                    ------------  ------------
Net loss                                            $(17,631,000) $(20,978,000)
                                                    ============  ============

Pro forma basic and diluted net loss per share      $      (0.86) $      (1.02)
                                                    ============  ============

Shares used in the calculation of basic
  and diluted net loss per share                      20,422,030    20,522,030
                                                    ============  ============

Subscribers at March 31,                                 198,495       370,839

REVENUES. Total pro forma revenues for the three months ended March 31, 1999 were approximately $19,502,000, compared to approximately $11,471,000 for the three months ended March 31, 1998, an increase of 70.0%. The increase was primarily attributable to an increase in the number of subscribers. Total subscribers at March 31, 1999 were 370,839 compared to 198,495 at March 31, 1998, an increase of 86.8%.

Pro forma access revenues for the three months ended March 31, 1999 were approximately $17,968,000, compared to approximately $10,317,000 for the three months ended March 31, 1998, an increase of 74.2%. The increase was primarily attributable to the increase in subscribers discussed above.

Access revenues are a recurring revenue stream for the Company. The Company derives Internet access revenues primarily from subscriptions from individuals and small businesses for dial-up access to the Internet. Subscription fees vary among ISPs and by billing plan within the subscriber base for a particular ISP. The Company also earns access revenues by providing dedicated Internet access and Web hosting services.

Pro forma other revenues for the three months ended March 31, 1999 totaled approximately $1,534,000 compared to approximately $1,154,000 for the three months ended March 31, 1998, an increase of 32.9%. The increase is primarily the result of an increase in set-up and installation fees resulting from an increase in the number of subscribers.

Other revenues are derived primarily from set-ups and installations, Web page design and development and equipment and software sales.

COSTS AND EXPENSES. The following table provides a comparison of pro forma costs of revenues, operations and customer support, sales and marketing and general and administrative expenses as a percentage of pro forma total revenues:

                                                Three Months Ending March 31,
                                                    1998            1999
                                                ------------    ------------
Total costs of revenues                                 37.7%           41.5%
Operations and customer support                         14.2%           14.3%
Sales and marketing                                     11.8%           12.2%
General and administrative                              30.4%           28.9%
Equity compensation charge                                 -            12.7%

TOTAL COSTS OF REVENUES. Pro forma total costs of revenues as a percentage of pro forma revenues for the three months ended March 31, 1999 increased to 41.5% from 37.7% for the three months ended March 31, 1998. This increase is attributable to increased costs associated with adding telecommunications capacity to serve new subscribers.

Cost of access revenues consists primarily of the costs of maintaining sufficient telecommunications capacity to provide service to the Company's subscribers. For an ISP, capacity is a measurement of the ISP's ability to connect subscribers to the Internet. Capacity costs include the costs to carry subscriber calls to our points of presence, or "POPs", the costs associated with connecting POPs to operations centers and the Internet, and Internet backbone costs.

Cost of access revenues will increase over time to support the Company's growing subscriber base. The Company will seek to leverage the combined scale of its ISPs to lower telecommunications capacity costs as a percentage of revenues by negotiating one or more relationships with national Internet backbone providers, negotiating more favorable local loop contracts with local exchange carriers, establishing co-location arrangements with local exchange carriers, establishing private peering relationships with other Internet connectivity providers and negotiating discounts with equipment vendors. Increases in individual subscriber usage may tend to offset the per subscriber cost savings the Company may be able to achieve.

Cost of other revenues consists primarily of the salaries and benefits of the personnel providing installation of equipment and software, Web development and technical services and the costs of purchasing equipment and software for resale.

OPERATIONS AND CUSTOMER SUPPORT. Pro forma operations and customer support expense as a percentage of pro forma revenues remained relatively flat at 14.3% for the three months ended March 31, 1999 compared to 14.2% for the three months ending March 31, 1998.

Operations and customer support expense includes the costs associated with customer service and technical support, consisting primarily of salaries and benefits. The Company expects operations and customer support expense to increase over time to support new and existing subscribers, and in accordance with the Company's plans to extend customer service and technical support hours to 24 hours a day, 7 days a week in certain markets. In the longer term, as a percentage of revenues, the Company believes operations and customer support expense should decline as these costs are leveraged over a growing subscriber and revenue base.

SALES AND MARKETING. Pro forma sales and marketing expense as a percentage of pro forma revenues for the three months ended March 31, 1999 increased to 12.2% from 11.8% for the three months ended March 31, 1998. The increase is the result of increased marketing promotions during the quarter.

Sales and marketing expense includes costs associated with acquiring subscribers, including salaries, bonuses, sales commissions, advertising, promotion and referral bonuses. On a percentage of revenue basis, sales and marketing expense is a relatively variable cost and may increase with our development of a common brand supported by a community-based marketing program. The Company expects that, over time, the increase in sales and marketing expense will be more than offset by anticipated increases in revenues attributable to overall subscriber growth.

GENERAL AND ADMINISTRATIVE. Pro forma general and administrative expense as a percentage of pro forma revenues for the three months ended March 31, 1999 decreased to 28.9% from 30.4% for the three months ended March 31, 1998.

General and administrative expenses consist primarily of salaries and related benefits, voice telephone lines, rent and credit card processing fees. The Company expects general and administrative costs to increase to support its growth, particularly as it establishes a network operations center and implements common billing and financial reporting systems. Over time, the Company expects these relatively fixed expenses to decrease as a percentage of revenues.

EQUITY COMPENSATION CHARGE. The Company recognized a one-time, non-cash equity compensation charge of $2,469,000 in connection with the hiring of one executive and certain outside consultants during the three months ended March 31, 1999. The Company does not anticipate incurring any similar equity compensation charges in the future.

AMORTIZATION, DEPRECIATION AND BENEFIT FROM INCOME TAXES. The following table provides a comparison of pro forma amortization, depreciation and benefit from income taxes for three months ending March 31, 1998 and 1999.


                                             Three Months Ending
                                                   March 31,
                                       1998                 1999
                                    ----------------------------------
Amortization                          $19,675,000          $20,814,000
Depreciation                            1,036,000            1,302,000
Benefit from income taxes               2,604,000            2,883,000

AMORTIZATION. Pro forma amortization expense for the three months ended March 31, 1999 totaled approximately $20,814,000 compared to approximately $19,675,000 for the three months ended March 31, 1998. This increase is attributable to the increase in subscribers or customer lists acquired in the Transactions.

Amortization expense primarily relates to goodwill and customer lists acquired in the Transactions. The amortization period for both goodwill and customer lists is three years.

DEPRECIATION. Pro forma depreciation expense for the three months ended March 31, 1999 totaled approximately $1,302,000 compared to approximately $1,036,000 for the three months ended March 31, 1998. The increase is the result of increased capital expenditures resulting from the Company's continuing effort to improve its infrastructure to support its continued growth.

Depreciation primarily relates to the Company's hardware infrastructure and is provided over the estimated useful lives of the assets ranging from three to five years using the straight-line method. The Company expects depreciation expense to increase as it grows its networks to support new and acquired subscribers, builds a network operations center and implements common billing and financial reporting systems.

BENEFIT FROM INCOME TAXES. As a result of the Transactions, the Company recognized a deferred tax liability of $34,954,000 related to the portion of the purchase price allocated to the customer lists. The Company will amortize the deferred tax liability into earnings over the three-year period in which it records the related amortization expense associated with the customer lists.
The Company anticipates recording quarterly amortization expense of $20,814,000 relating to the amortization of all intangibles and a deferred tax benefit of $2,913,000 related to the amortization of customer lists. The Company does not anticipate recognizing any other deferred tax benefits associated with its anticipated operating losses because no asset will be established for such benefit until the Company has a history of earnings.

SHARES. The number of shares used in calculating pro forma basic and diluted net loss per share were 20,522,031, representing the outstanding ONEM shares after the Offering and the Transactions.

EFFECTS OF INFLATION

The Company does not believe that inflation has had a material impact on the Company's results of operations during the three months ended March 31, 1999.

ADDITIONAL FACTORS THAT MAY AFFECT THE COMPANY'S FUTURE RESULTS

The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

FLUCTUATION IN QUARTERLY RESULTS OF OPERATIONS. The Company's Internet service is subject to seasonal influences. The ISPs revenues and profitability have generally been lower in the second and third quarter of a calendar year, primarily due to the lower level of business activity the in mid-spring and summer months.

BUSINESS MODEL. With the combination of these 17 ISPs, the Company will be applying a business model that has not yet been tested in its industry. The success of this business model depends on the Company's ability to build on the strengths of its 17 ISPs and to centralize many of its business functions. It may take the Company longer than anticipated to implement its business model, and some components of its model may not prove to be feasible or possible. As a result, the business may not produce the level of profitability the Company expects to achieve.

The Company's success as a new national Internet service provider will depend largely on its ability to integrate the operations and management of the 17 independent ISPs acquired and its ability to integrate additional ISPs it may acquire in the future. Failure to integrate its ISPs successfully may result in significant operating inefficiencies, which may reduce the Company's profitability. The Company will expend substantial managerial, operating, financial and other resources to integrate these businesses and implement its business model. In particular, to integrate its newly acquired ISPs successfully, the Company must install and standardize adequate operational and control systems, deploy equipment and telecommunications facilities, implement new marketing efforts in new as well as existing locations, employ qualified personnel to provide technical and marketing support for our various operating sites and continue to expand our managerial, operational, technical and financial resources.

ACQUISITIONS. If the Company cannot acquire additional Internet service providers, or its acquisition activities are delayed, we may not be able to
execute its business strategy.   The Company's business strategy depends, in
part, upon its ability to expand into new markets and broaden the services the Company provides by identifying and acquiring additional ISPs. In pursuing acquisitions, the Company competes against other Internet service providers, some of which are larger than they are and have greater financial and other resources available to them. The Company competes for potential acquisitions based on a number of factors, including price, terms and conditions, size and growth potential, and ability to offer cash, stock or other forms of consideration. Since the Company intends to offer a combination of cash and stock to potential sellers of Internet service providers, any reduction in the Company's stock price due to market or other factors would negatively impact the Company's ability to pursue its acquisition strategy.

In addition, there can be no assurance that acquisitions will be available to the Company on favorable terms. If the Company is unable to use the Company's Common Stock as consideration in acquisitions, for example, because it believes that the market price of the Common Stock is too low or because the owners of potential acquisition targets conclude that the market price of the Company's Common Stock is too volatile, the Company would need to use cash to make such acquisitions. This might adversely affect the pace of the Company's acquisition program and the impact of acquisitions on the Company's quarterly results. Failure to acquire additional businesses or to acquire such businesses on favorable terms in accordance with the Company's growth strategy could have a material adverse impact on growth.

There can be no assurance that companies acquired, or acquired in the future, will achieve sales and profitability levels that justify the investment therein. Acquisitions may involve a number of special risks that could have a material adverse effect on the Company's operations and financial performance, including adverse short-term effects on the Company's reported operating results; diversion of management's attention; difficulties with the retention, hiring and training of key personnel; risks associated with unanticipated problems or legal liabilities; and amortization of acquired tangible assets.

COMPETITION. The Company has faced a competitive environment in the market for Internet access and related services. The Company expects that competition will continue to intensify as more people begin using the Internet. The Company's current competitors consist of other national, regional and local Internet service providers, long-distance and local telecommunications companies, cable television companies, direct broadcast satellite companies and wireless communications providers and national on-line service providers. As a result of an increase in the number of competitors, and vertical and horizontal integration in the industry, the Company currently faces and expects to continue to face significant competition, which may result in pressure to reduce prices.

YEAR 2000 READINESS DISCLOSURE STATEMENT

The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar business activities. In connection with the acquisition of its ISPs, the Company contacted each of its ISPs to determine its Year 2000 readiness and received representation from the former owners of each ISP that it does not face material, unresolved Year 2000 issues. Based on these representations and review of its Year 2000 readiness, the Company does not expect significant Year 2000 problems in its network.

All of the Company's ISPs are in the process of, or have completed, testing their software systems and computer systems to assure they are Year 2000 compliant. Additionally, many of its ISPs have contacted their major vendors to assess their Year 2000 readiness. To the extent that they rely on external vendors or third-party network service providers with Year 2000 exposure, any failure by these vendors or service providers to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with its systems could adversely affect the Company's ability to provide services to its subscribers. The inability to provide Internet access could have an adverse impact on one or more of the Company's ISPs or OneMain.com as a whole. Although some of its ISPs have investigated the readiness of their electrical, heating and telephone providers, most of them have not contacted these providers to determine Year 2000 readiness. The Company does not have any contingency plans for handling Year 2000 problems that are not detected and corrected prior to their occurrence.

Based upon current information, the Company does not anticipate costs associated with the Year 2000 issue to have a material impact on the Company's financial results. There may, however, be interruptions or other limitations of financial and operating systems' functionality, and the Company may incur additional costs
to avoid these interruptions or limitations.   The Company's expectations about
future costs associated with the Year 2000 issue are limited by uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include:

 . the Company's success in identifying systems and programs that contain two-digit year codes;

 . the nature and amount of programming required to upgrade or replace each of the affected programs;

 . the rate and magnitude of related labor and consulting costs; and,

 . the Company's success in addressing Year 2000 issues with third-parties with whom we do business.

                          PART II:  OTHER INFORMATION


Item 2.  Changes in  Securities and Use of Proceeds

(i)  On January 15, 1999 the Company sold 100,000 shares of its common stock to
     M. Christina Dolan, the Company's Executive Vice President and Chief Content and Strategic Alliances Officer, for a purchase price of $5,000, or $.05 per share. This transaction was exempt from registration under rule 701 of the Securities Act.

(ii) Pursuant to Item 701 (f) of Regulation S-K, the following information is being furnished to disclose certain information regarding the uses of proceeds received by the Company in its initial public offering of its common stock ("IPO"):

(1) The Registration Statement for the IPO (File No. 333-69925) was declared effective on March 25, 1999.

(2) The Offering commenced on March 25, 1999 and terminated when all of the shares were sold on March 30, 1998.

(3) The managing underwriters for the IPO were BT Alex Brown Incorporated, ING Baring Furman Selz LLC, First Union Capital Markets Corporation, SoundView Technology Group and Wit Capital Corporation.

(4) In the IPO, the Company registered and sold an aggregate 8,500,000 shares of Common Stock, par value $.001 per share.

(5)  The aggregate offering proceeds of the shares sold was $187,000,000.

(6) The following expenses were incurred in connection with the initial public offering:


     Underwriters' discounts and commission              $12,622,000
     Accountants' fees                                     5,713,000
     Legal fees                                            2,082,000
     Printing expenses                                     1,500,000
     Miscellaneous filing fees and expenses                  833,000
                                                    ----------------
     Total                                               $22,750,000
                                                    ================

     The payments referred to above were not made directly or indirectly to officers, directors, and general partners of the issuer or their associates, or to any person owning 10% of more of any class of securities of the issuer, or to any officers of the issuer and were not direct of indirect payments.

(2)  The net offering proceeds were approximately $164,250,000.

(8) From the effective date of the initial public offering registration to March 31, 1999, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds of $100,000 (whichever is less) was used is as follows:

     Repayment of indebtedness - directors
      and officers                                             140,000
     Repayment of indebtedness - other                       6,170,000
     Cash portion of purchase price for
      Transactions                                          72,052,000
                                                      ----------------
     Total                                               $  78,362,000
                                                      ================

     Subsequent to March 31, 1999, the underwriters exercised their over-allotment option to purchase 1,275,000 shares of Common Stock at the
     initial public offering price of $22.00 per share.   The net proceeds to
     the Company from this transaction after underwriter discounts and commissions were approximately $26,157,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)        Exhibits: (27) Financial Data Schedule

         (b)  Reports on Form 8-K: None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    ONEMAIN.COM, INC.
                                    -----------------

Date:  May 14, 1999                 By:/s/Dewey K. Shay
     ----------------                  ----------------
                                       Dewey K. Shay
                                       Executive Vice President
                                       Chief Financial Officer
                                       (Authorized Officer on behalf of
                                       Registrant and
                                       Principal Financial Officer)