Form 10-Q
period 1999-06-30
ONEMAIN COM INC
filed 1999-08-16
CIK 1075530

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended   June 30, 1999
                                       -----------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to_____

                  Commission File Number  000-25599
                                        -----------

                               ONEMAIN.COM, INC.
            (Exact name of registrant as specified in its charter)

   DELAWARE                          7375                          11-3460073
   ---------                         ----                          ----------
(State or other jurisdiction of    (Primary Standard           (I.R.S. Employer
incorporation or organization)   industrial  classification     identification
                                     number)                        number)

                              8150 Leesburg Pike
                                   6th Floor
                            Vienna, Virginia 22182
                                 703-883-8262
   (Address, including zip code, and telephone number, including area code, of principal executive offices)
                            _______________________
                               Stephen E. Smith
                       Chairman, Chief Executive Officer
                               OneMain.com, Inc.
                              8150 Leesburg Pike
                                   6th Floor
                            Vienna, Virginia 22182
                                (703) 883-8262

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 12, 1999.
         Common Stock $.001 par value            Number of Shares
         -----------------------                 ----------------

                                                    22,549,000

                               ONEMAIN.COM, INC.

            Form 10-Q For the Quarterly Period Ended June 30, 1999

Index                                                                    Page
Part I. - Financial Information                                           3

        Item 1  Financial Statements (Unaudited)
                Condensed Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998                     4

                Condensed Consolidated Statements of Operations
                  For the Three and Six Months Ended June 30, 1999        5

                Condensed Consolidated Statement of Cash Flows
                  For the Six Months Ended June 30, 1999                  6

                Condensed Consolidated Statement of Stockholders'
                  (Deficit) Equity For the Six Months Ended
                  June 30, 1999                                           7

                Notes to Condensed Consolidated Financial Statements      8

        Item 2 Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    11

Part II. -Other Information                                              21

Exhibit Index                                                            21

Signatures                                                               22

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

                               ONEMAIN.COM, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    ---------------         ----------------
                                                                       June 30,               December 31,
                                                                         1999                     1998
                                                                    ---------------         ----------------
ASSETS
Cash and cash equivalents                                              $ 93,605,000               $  172,000
Accounts receivable, net                                                  3,475,000                        -
Deferred offering costs                                                           -                6,159,000
Prepaid expenses and other current assets                                 2,006,000                        -
                                                                       ------------               ----------
   Total current assets                                                  99,086,000                6,331,000
Property and equipment, net                                              22,459,000                        -
Goodwill, net                                                           167,851,000                        -
Customer lists, net                                                     107,474,000                        -
Other assets                                                              1,278,000                        -
                                                                       ------------               ----------
   Total assets                                                        $398,148,000               $6,331,000
                                                                       ============               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses                                  $ 11,299,000               $6,549,000
Unearned revenue                                                         14,457,000                        -
Current portion of capital lease obligations                              3,620,000                        -
Deferred tax liability                                                   13,662,000                        -
Other current liabilities                                                   577,000                  500,000
                                                                       ------------               ----------
   Total current liabilities                                             43,615,000                7,049,000
Capital lease obligations, net of current portion                         3,138,000                        -
Deferred tax liability and other                                         24,423,000                        -
                                                                       ------------               ----------
   Total liabilities                                                     71,176,000                7,049,000
Stockholders' equity (deficit)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
  no shares issued or outstanding                                                 -                        -
Common stock, $.001 par value; 100,000,000 shares authorized,
  22,471,141 and 4,782,500 shares issued and outstanding
  at June 30, 1999 and December 31, 1998, respectively                       23,000                    5,000
Additional paid-in capital                                              350,797,000                   53,000
Accumulated deficit                                                     (23,848,000)                (765,000)
Stock subscriptions receivable                                                    -                  (11,000)
                                                                       ------------               ----------
    Total stockholders' equity (deficit)                                326,972,000                 (718,000)

                                                                       ------------               ----------
  Total liabilities and stockholders' equity (deficit)                 $398,148,000               $6,331,000
                                                                       ============               ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                               ONEMAIN.COM, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           --------------         ------------
                                                            Three Months           Six Months
                                                               Ended                 Ended
                                                              June 30,              June 30,
                                                                1999                  1999
                                                           --------------         ------------
         Revenues:
           Access revenues                                   $ 21,469,000         $ 21,469,000
           Other revenues                                       1,543,000            1,543,000
                                                             ------------         ------------
            Total revenues                                     23,012,000           23,012,000

         Costs and expenses:
           Cost of access revenues                              8,616,000            8,616,000
           Cost of other revenues                                 533,000              533,000
                                                             ------------         ------------
            Total costs of revenues                             9,149,000            9,149,000
                                                             ------------         ------------
         Gross margin                                          13,863,000           13,863,000

         Operating expenses:
           Operations and customer support                      3,161,000            3,161,000
           Sales and marketing                                  3,327,000            3,327,000
           General and administrative                           7,456,000            8,366,000
           Equity compensation                                          -            2,469,000
           Amortization                                        22,296,000           22,296,000
           Depreciation                                         1,586,000            1,586,000
           Other income, net                                      (83,000)             (83,000)
                                                             ------------         ------------
            Total operating expenses                           37,743,000           41,122,000

         Loss from operations                                 (23,880,000)         (27,259,000)
         Interest income                                        1,242,000            1,266,000
         Interest expense                                        (162,000)            (178,000)
                                                             ------------         ------------
         Total nonoperating income                              1,080,000            1,088,000
                                                             ------------         ------------

         Loss before income tax benefit                       (22,800,000)         (26,171,000)

         Income tax benefit                                     3,088,000            3,088,000
                                                             ------------         ------------

         Net loss                                            $(19,712,000)        $(23,083,000)
                                                             ============         ============

         Basic and diluted net loss per share                $      (0.90)        $      (1.09)
                                                             ============         ============

         Shares used in the calculation of basic
           and diluted net loss per share                      21,893,000           21,212,000
                                                             ============         ============

See accompanying notes to unaudited condensed consolidated financial statements.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                --------------
                                                                                                  For The Six
                                                                                                  Months Ended
                                                                                                 June 30, 1999
                                                                                                --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                        $  (23,083,000)
Adjustments to reconcile net loss to
  net cash provided by operating activities
    Amortization of goodwill and customer lists                                                     22,296,000
    Depreciation expense                                                                             1,586,000
    Allowance for doubtful accounts                                                                    562,000
    Income tax benefit                                                                              (3,088,000)
    Equity compensation                                                                              2,594,000
    Changes in operating assets and liabilities:
       Accounts receivable,                                                                           (420,000)
       Prepaid expenses and other current assets                                                      (346,000)
       Unearned revenue                                                                                450,000
       Accounts payable and accrued expenses                                                         1,982,000
       Other assets                                                                                   (340,000)
       Other current liabilities                                                                       385,000
                                                                                                --------------
  Net cash provided by operating activities                                                          2,578,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired                                                   (90,024,000)
Purchases of property, plant and equipment                                                          (2,461,000)
Proceeds from disposal of property and equipment                                                        84,000
                                                                                                --------------
Net cash used in investing activities                                                              (92,401,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in initial public offering
  net of underwriters discounts and commissions and offering costs                                 190,625,000
Proceeds from note payable from stockholder                                                            500,000
Repayment of notes payable from stockholder                                                         (1,000,000)
Repayment of long-term debt assumed through acquisitions                                            (6,545,000)
Repayment of capital lease obligations                                                                (570,000)
Proceeds from exercise of common stock options                                                         230,000
Proceeds from stock subscriptions receivable                                                            16,000
                                                                                                --------------
Net cash provided by financing activities                                                          183,256,000
                                                                                                --------------

Net increase in cash and cash equivalents                                                           93,433,000
Cash and cash equivalents, beginning of period                                                         172,000
                                                                                                --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $   93,605,000
                                                                                                ==============
Supplemental disclosure of cash flow information:
Interest paid                                                                                   $      184,000
                                                                                                ==============
Issuance of common stock for acquisitions                                                       $  157,546,000
                                                                                                ==============
Acquisition of property and equipment through assumption of
 capital lease obligations                                                                      $    1,506,000
                                                                                                ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                               ONEMAIN.COM, INC.
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
                        STOCKHOLDERS' (DEFICIT) EQUITY
                    For The Six Months Ended June 30, 1999

                                                                                Additional       Stock
                                                             Common Stock        Paid-In     Subscriptions    Accumulated
                                                           Shares     Amount     Capital       Receivable       Deficit
                                                       --------------------------------------------------------------------
Balance at December 31, 1998                              4,782,000   $ 5,000   $     53,000   $ (11,000)   $   (765,000)


Issuance of Common Stock on January 1, 1999                 100,000         -          5,000      (5,000)              -

Issuance of Common Stock in connection with initial
   public offering and exercise of underwriters'
   over-allotment, net of offering costs and
   underwriters' discounts                                9,775,000    10,000    190,378,000           -               -

Issuance of Common Stock in connection with the
   Transactions and Acquisitions                          7,804,000     8,000    157,537,000           -               -

Repayment of stock subscriptions receivable                       -         -              -      16,000               -

Exercise of Common Stock options                             10,000         -        230,000           -               -

Equity compensation expense                                       -         -      2,594,000           -               -

Net loss for the six months ended June 30, 1999                   -         -              -           -     (23,083,000)
                                                       -----------------------------------------------------------------
Balance at June 30, 1999                                 22,471,000   $23,000  $ 350,797,000   $       -    $(23,848,000)
                                                       =================================================================
                                                           Total
                                                       Stockholders'
                                                           Equity
                                                      --------------
Balance at December 31, 1998                          $    (718,000)


Issuance of Common Stock on January 1, 1999                       -

Issuance of Common Stock in connection with initial
   public offering and exercise of underwriters'
   over-allotment, net of offering costs and
   underwriters' discounts                              190,388,000

Issuance of Common Stock in connection with the
   Transactions and Acquisitions                        157,545,000

Repayment of stock subscriptions receivable                  16,000

Exercise of Common Stock options                            230,000

Equity compensation expense                               2,594,000

Net loss for the six months ended June 30, 1999         (23,083,000)
                                                      -------------
Balance at June 30, 1999                              $ 326,972,000
                                                      =============

See accompanying notes to unaudited condensed consolidated financial statements.

                               ONEMAIN.COM, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1)   Organization and Basis of Presentation

In connection with the closing of the initial public offering of its Common Stock on March 30, 1999 (the "Offering"), OneMain.com, Inc. (the "Company" or "ONEM") acquired 17 Internet service providers (the "ISPs") effective March 30, 1999, in a series of separate business combination transactions (the "Transactions"). The Company is one of the largest Internet service providers in the United States focused on offering high levels of customer service to individuals and businesses located predominantly in smaller metropolitan markets and rural communities.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. These adjustments consisted of normal recurring adjustments in addition to a one-time, non-cash equity compensation charge of $2,469,000 associated with the hiring of one executive and certain other consultants. The results of interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form S-4 Registration Statement, filed on April 27, 1999 with the Securities and Exchange Commission (File No. 333-77063), which included the financial statements and footnotes for the year ended December 31, 1998.

2)   Initial Public Offering

On March 30, 1999, ONEM completed its Offering of 8,500,000 shares of its Common Stock at $22.00 per share. On April 9, 1999, the underwriters exercised their over-allotment option to purchase 1,275,000 shares of Common Stock at the initial public offering price of $22.00 per share. The gross proceeds from the Offering were $215,050,000. The net proceeds after underwriter discounts and commissions and offering costs were approximately $190,625,000.

The net proceeds have been used as follows: (1) approximately $10,147,000 for legal, accounting, printing fees and other costs associated with the Offering,
(2) approximately $94,074,000 to pay the cash portion of the purchase prices for the Transactions and Acquisitions, (3) $1,021,000 to pay the founders notes and accrued interest and (4) approximately $6,545,000 to retire debt assumed by ONEM in the Transactions. The remaining net proceeds will be used for general corporate purposes, which may include future acquisitions, working capital and the payment of any additional amounts payable to former owners of the ISPs under the earn-out provisions of the acquisition agreements.

3)   Business Combinations - ISPs

During the second quarter of 1999, the Company acquired all of the outstanding common stock of two ISPs and certain assets of two ISPs (the "Acquisitions"). The Acquisitions have been accounted for using the purchase method of accounting. Accordingly, the statements of operations include the results of operations for these ISPs from the date of acquisition. The total consideration paid by the Company for the Acquisitions was $38,205,000, comprised of $22,022,000 in cash and 664,000 shares of Common Stock.

                               ONEMAIN.COM, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3)   Business Combinations - ISPs (continued)

The total purchase price of $38,205,000 has been preliminarily allocated to the fair value of the net assets acquired in the Acquisitions as follows:


     Goodwill                                $ 22,351,000
     Customer lists                            23,165,000
     Cash                                          71,000
     Other current assets                         854,000
     Property and equipment                     3,537,000
     Deferred tax liability                    (6,030,000)
     Other liabilities, net                    (5,743,000)
                                             ------------
                                             $ 38,205,000
                                             ============

On March 30, 1999, the Company acquired all of the outstanding common stock and limited liability company interests of 17 ISPs. The Transactions have been accounted for using the purchase method of accounting assuming the acquisitions were consummated on March 31, 1999, as opposed to the March 30, 1999 acquisition date. Accordingly, the statements of operations include the results of operations for these ISPs since March 31, 1999. Activity occurring on March 31, 1999 was not material to the results of operations for the periods presented. The total consideration for the Transactions was $214,615,000, comprised of $72,052,000 in cash, 7,140,000 shares of Common Stock and $1,200,000 in estimated purchase price adjustments accrued through June 30, 1999.

The total purchase price of $214,615,000 has been preliminarily allocated to the fair value of the net assets acquired in the Transactions as follows:


     Goodwill                                $ 159,405,000
     Customer lists                             92,710,000
     Cash                                        3,979,000
     Other current assets                        4,422,000
     Property and equipment                     16,631,000
     Deferred tax liability                    (34,954,000)
     Other liabilities, net                    (27,578,000)
                                             -------------
                                             $ 214,615,000
                                             =============

During the quarter ended June 30, 1999, the Company accrued $1,200,000 in estimated additional purchase price adjustments related to the earn-out arrangements included in the definitive agreements and other contractual adjustments. The estimated additional consideration may be adjusted further. The payment of additional consideration is contingent upon certain operational and earning margin requirements being met. The amount of the additional consideration will be payable in either cash or stock at the option of the Company.

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

5)   Related Party Transactions

During 1998, the Company issued a promissory note in the amount of $500,000 to one of its founders (the "founders notes"). During the first quarter of 1999, the Company issued a second promissory note in the amount of $500,000 to the founder. During the second quarter of 1999, the promissory notes and accrued interest in the aggregate of $1,021,000 were paid in full.

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

6)   Pro Forma Combined Financial Information

The following pro forma combined financial information for the six months ended June 30, 1999 and June 30, 1998, includes the results of OneMain.com as if the Transactions and Acquisitions had occurred on January 1 of each respective period. This pro forma combined financial information includes the effects of
(a) the Transactions and Acquisitions; (b) the Offering; (c) the amortization of goodwill resulting from the Transactions and Acquisitions; (d) the elimination of interest expense for the debt that was paid from the Offering proceeds; and
(e) an income tax benefit at an appropriate rate.

The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period.

                                                     --------------------------------
                                                             Six months ended
                                                        June 30,           June 30,
                                                         1999                1998
                                                     ------------        ------------
Total revenues                                       $ 49,581,000        $ 30,279,000


Net loss                                             $(46,087,000)       $(42,899,000)
                                                     ============        ============

Basic and diluted net loss per share                 $      (2.12)       $      (2.03)
                                                     ============        ============

Shares used in calculation of basic and
    diluted net loss per share                         21,772,000          21,086,000
                                                     ============        ============

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

Overview

The Company successfully completed an initial public offering of 8,500,000 shares of its Common Stock on March 30, 1999, concurrently with the acquisitions of 17 ISPs (the "Transactions"). On April 9, 1999, the underwriters exercised their over-allotment option to purchase 1,275,000 shares of Common Stock at the
initial public offering price of $22.00 per share.   During the second quarter
of 1999 the Company acquired all of the outstanding common stock of two ISPs and certain assets of two ISPs for approximately $38,205,000 in cash and Common Stock (the "Acquisitions"). The purchase of these companies and strategic organic growth increased the Company's subscribers to approximately 472,000 at June 30, 1999.

Now serving nearly a half million customers in 27 states through over 965 access points, the Company is one of the largest Internet service providers in the United States focused on offering high levels of customer service to individuals and businesses located predominantly in smaller metropolitan markets and rural communities. The Company believes that its customers have traditionally been under-served by other national on-line service providers, and that an opportunity exists to meet their growing demand for Internet services.

Beyond the markets it serves, the Company is differentiating itself by providing an online experience for its customers with high level of local content.
Instead of a virtual community where every customer is given the same information regardless of the customer's home address, the Company is creating a series of online geographic communities. When a customer logs onto the service, by virtue of his or her area code, the customer will enter an online geographic community specific to his or her region of the country. These geographic communities enable the Company to customize local content with links to information and entertainment that are relevant to its customers.

With a talented staff of network engineers and programmers, a knowledgeable team of sales and marketing professionals and a dedicated group of customer care and technical support specialists, the Company is positioned as a national ISP with a strong presence in the local communities it serves.

The Company offers 56K-modem access through its dial-up locations and dedicated high-speed Internet access, Web hosting and other services in certain locations. The Company's ISPs support these services with superior customer service at reasonable prices.

The Company launched its new logo and branding concept through its web site http://www.onemain.com which includes a new Investor Relations section titled
----------------------
"Investor Corner." Shareholders, investors and analysts can now request information on the Company and its ISPs through the Investor Corner. Current enhancements to the Investor Corner were made which allow shareholders, investors and analysts to connect and become more informed about the Company. The Company's Common Stock is listed on the NASDAQ National Market under the symbol ONEM.
       ----

Results of Operations

The Company conducted no significant operations prior to March 31, 1999. The Transactions closed on March 30, 1999. For financial reporting purposes, the Transactions have been accounted for under the purchase method of accounting from March 31, 1999. Activity that occurred on March 31, 1999 was not material to the results of operations for the quarter.

From April 1, 1999 to June 30, 1999 the Company reported significant operations. For a discussion of operations for the three and six months ended June 30, 1999 and 1998, see Results of Operations.

The Company reported net losses of $19,712,000 or $(.90) per share and $23,083,000 or $(1.09) per share, for the three and six months ended June 30, 1999, respectively. The net loss for the three months ended June 30, 1999 was the result of $19,208,000 of non-cash amortization, net of the related income tax benefit and $2,551,000 of corporate-related expenses. The net loss for the six months ended June 30, 1999 was the result of $19,208,000 of non-cash amortization, net of the related income tax benefit, $3,453,000 of corporate related expenses and a one-time, non-cash equity compensation charge of $2,469,000 relating to the hiring of one executive and several outside consultants. The Company does not anticipate incurring such equity compensation charges in the future.

Liquidity and Capital Resources

As of June 30, 1999, the Company's combined cash and cash equivalents balance was $93,605,000, compared with $172,000 at December 31, 1998. This increase is mainly attributable to the receipt of $190,625,000 of net proceeds from the Offering, the aggregate cash portion of the purchase price of the Transactions and Acquisitions of $90,024,000, net of cash acquired, and the repayment of $6,545,000 of debt assumed in the Transactions. In addition, the Company earned net interest income of $1,088,000. At closing of the Transactions, the Company retired substantially all of the acquired companies' debt obligations except to the extent such obligations related to capitalized leases.

Net cash provided by operating activities amounted to $2,578,000 for the six months ended June 30, 1999.

Net cash used in investing activities amounted to $92,401,000 during the six months ended June 30, 1999, representing the payment of the cash portion of the purchase prices for the Transactions and Acquisitions, net of cash acquired, and the purchases of property, plant and equipment.

Net cash provided by financing activities amounted to $183,256,000 for the six months ended June 30, 1999. The Company received net proceeds from the Offering of $190,625,000. The Company repaid $6,545,000 of debt assumed in the Transactions. Additionally, during the three months ended March 31, 1999 the Company issued a second promissory note in the amount of $500,000 to one of its founders to fund the payment of pre-Offering expenses. During the six months ended June 30, 1999 the founders notes and accrued interest, in the aggregate of $1,021,000 were paid in full.

Management expects the Company's capital expenditures to increase as its operations continue to expand. It is anticipated that financial resources will be utilized in acquiring additional communications equipment and improvements to technology that will allow the Company's networks to grow to support new and acquired subscribers, build a network operations center and integrate billing and financial reporting systems. The Company expects to pay out additional consideration that may be issued pursuant to earn-out arrangements included in the definitive agreements for the Transactions. The payment of additional consideration is contingent upon certain operational and earning margin requirements being met. The amount of the additional consideration will be payable in either cash or stock at the option of the Company. Through June 30, 1999 the Company estimates the amount of additional consideration to be approximately $1,200,000 net of purchase price adjustments related to the definitive agreements. Such amounts are anticipated to be adjusted further in future quarters.

The Company anticipates that its current cash on hand and cash flow from operations will be sufficient to meet the Company's liquidity requirements for its operations through the remainder of the fiscal year. However, the Company is currently pursuing, and intends to continue to pursue additional acquisitions, which are expected to be funded through a combination of cash and the issuance by the Company of shares of its Common Stock. To the extent the Company elects to pursue acquisitions involving the payment of significant amounts of cash (to fund the purchase price of such acquisitions and the repayment of assumed indebtedness), the Company is likely to require additional sources of financing to fund such non-operating cash needs. The Company may determine to raise additional debt or equity capital to finance potential acquisitions and/or to fund accelerated growth. Any significant acquisitions or increases in the Company's growth rate could materially affect the Company's operating and financial expectations and results, liquidity and capital resources.

Three Months Ended June 30, 1999 and June 30, 1998

Results of Operations

The following combined financial information for the three months ended June 30, 1999 includes the results of operations for the acquired ISPs of the Transactions and Acquisitions from the dates of acquisition. The following pro forma combined financial information for the three months ended June 30,1998, and the six months ended June 30, 1999 and June 30, 1998 includes the results of OneMain.com combined with the 17 ISPs as if the Transactions had occurred on January 1, 1998. The actual combined financial information for the three months ended June 30, 1999 and the pro forma combined financial for the six months ended June 30, 1999, includes the results of operations of the acquisitions from the date of acquisition only. This pro forma combined financial information includes the effects of (a) the Transactions; (b) the Offering; (c) the amortization of goodwill resulting from the Transactions; (d) the elimination of interest expense for the debt that was paid from the Offering proceeds; and (e) an income tax benefit at an appropriate rate.

The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period.

                                             -----------------------------------         -------------------------------
                                                       Three Months Ended                      Six  Months Ended
                                                  June 30,           June 30,               June 30,         June 30,
                                                    1999              1998                   1999             1998
                                                  (Actual)         (Pro Forma)            (Pro Forma)      (Pro Forma)
                                             -----------------------------------         -------------------------------
Revenues:
   Access revenues                           $  21,469,000         $  12,117,000         $  39,436,000    $   22,434,000
   Other revenues                                1,543,000             1,090,000             3,077,000         2,244,000
                                             -------------         -------------         -------------    --------------
       Total revenues                           23,012,000            13,207,000            42,513,000        24,678,000

 Costs and expenses:
   Cost of access revenues                       8,616,000             5,112,000            16,333,000         9,162,000
   Cost of other revenues                          533,000               301,000               907,000           573,000
                                             -------------         -------------         -------------    --------------
 Total costs of revenues                         9,149,000             5,413,000            17,240,000         9,735,000
                                             -------------         -------------         -------------    --------------
Gross margin                                    13,863,000             7,794,000            25,273,000        14,943,000

Operating expenses:
 Operations and customer support                 3,161,000             2,176,000             5,946,000         3,807,000
 Sales and marketing                             3,327,000             1,626,000             5,696,000         2,985,000
 General and administrative                      7,456,000             3,852,000            12,955,000         7,334,000
 Equity compensation                                     -                     -             2,469,000                 -
 Amortization                                   22,296,000            19,704,000            43,110,000        39,380,000
 Depreciation                                    1,586,000             1,037,000             2,888,000         2,073,000
 Other (income) expense                            (83,000)               77,000               (95,000)          245,000
                                             -------------         -------------         -------------    --------------
Total operating expenses                        37,743,000            28,472,000            72,969,000        55,824,000

Loss from operations                           (23,880,000)          (20,678,000)          (47,696,000)      (40,881,000)
Interest income                                  1,242,000                33,000             1,291,000            46,000
Interest expense                                  (162,000)              (56,000)             (260,000)         (101,000)
                                             -------------         -------------         -------------    --------------
Loss before income tax benefit                 (22,800,000)          (20,701,000)          (46,665,000)      (40,936,000)
Income tax benefit                               3,088,000             2,585,000             5,971,000         5,188,000
                                             -------------         -------------         -------------    --------------
Net loss                                     $ (19,712,000)        $ (18,116,000)        $ (40,694,000)   $  (35,748,000)
                                             =============         =============         =============    ==============

Basic and diluted net loss per share         $       (0.90)        $       (0.89)        $       (1.92)   $        (1.75)
                                             =============         =============         =============    ==============
Shares used in the calculation of basic
  and diluted net loss per share                21,893,000            20,422,000            21,212,000        20,422,000
                                             =============         =============         =============    ==============
Subscribers at the end of the period               472,000               236,000               472,000           236,000
                                             =============         =============         =============    ==============

The Company reported a net loss of $19,712,000 or $(.90) per share for the three months ended June 30, 1999 compared to a net loss of $18,116,000 or $(.89) per share for the three months ended June 30, 1998. The net loss included non-cash amortization costs, net of the related income tax benefits of $19,208,000 and $17,119,000, associated with the purchase of the ISPs for the three months ended June 30, 1999 and 1998, respectively. In addition to the non-cash amortization and related income tax benefit, the net loss for the second quarter of 1999 included corporate-related expenses of $2,551,000 and net interest income of $1,080,000. There were no corporate-related expenses included in the three months ended June 30, 1998.

Exclusive of the non-cash amortization and related income tax benefit, the Company's net loss would have been $504,000 or $(.02) per share for the three months ended June 30, 1999 compared to a net loss of $997,000 or $(.05) per share for the three months ended June 30, 1998.

Revenues. Total revenues for the three months ended June 30, 1999 were approximately $23,012,000, compared to approximately $13,207,000 for the three months ended June 30, 1998, an increase of 74.2%. The increase was primarily attributable to an increase in the number of subscribers. Total subscribers at June 30, 1999 were approximately 472,000 compared to approximately 236,000 at June 30, 1998, an increase of 100%.

Access revenues for the three months ended June 30, 1999 were approximately $21,469,000, compared to approximately $12,117,000 for the three months ended June 30, 1998, an increase of 77.2%. The increase was primarily attributable to the increase in subscribers discussed above. The subscriber increase is a function of organic growth and acquisitions.

Access revenues are a recurring revenue stream for the Company. The Company derives Internet access revenues primarily from subscriptions from individuals and small businesses for dial-up access to the Internet. Subscription fees vary among ISPs and by billing plan within the subscriber base for a particular ISP. The Company also earns revenues by providing dedicated Internet access and Web hosting services.

Other revenues for the three months ended June 30, 1999 totaled approximately $1,543,000 compared to approximately $1,090,000 for the three months ended June 30, 1998, an increase of 41.6%. The increase is primarily the result of an increase in set-up and installation fees resulting from an increase in the number of subscribers.

Other revenues are derived primarily from set-ups and installations, Web page design and development, and equipment and software sales.

Costs and Expenses. The following table provides a comparison of actual and pro forma costs of revenues, operations and customer support, sales and marketing and general and administrative expenses as a percentage of total revenues for the three months ended June 30, 1999 and 1998, respectively.

                                                 1999                  1998
                                               (Actual)             (Pro Forma)
                                            ------------------------------------
     Total costs of revenues                     39.8%                 41.0%
     Operations and customer support             13.7%                 16.5%
     Sales and marketing                         14.5%                 12.3%
     General and administrative                  32.4%                 29.2%

Total Costs of Revenues. Total costs of revenues as a percentage of revenues for the three months ended June 30, 1999 decreased to 39.8% from 41.0% for the three months ended June 30, 1998. The decline in percentage terms is due to the individual ISPs growing size which enables them to benefit from economies of scale in negotiating local access capacity.

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

Cost of access revenues may increase over time to support the Company's growing subscriber base. The Company will seek to leverage the combined scale of its ISPs to lower telecommunications capacity costs as a percentage of revenues by negotiating one or more relationships with national Internet backbone providers, negotiating more favorable local loop contracts with local exchange carriers, establishing co-location arrangements with local exchange carriers, establishing private peering relationships with other Internet connectivity providers and negotiating discounts with equipment vendors. Increases in individual subscriber usage may tend to offset the per subscriber cost savings the Company may be able to achieve.

Cost of other revenues consists primarily of the salaries and benefits of the personnel providing installation of equipment and software, Web development and technical services and the costs of purchasing equipment and software for resale.

Operations and customer support. Operations and customer support expense as a percentage of revenues for the three months ended June 30, 1999 decreased to 13.7% from 16.5% for the three months ended June 30, 1998. The decrease is a result of the Company's ability to leverage this relatively fixed costs over a larger subscriber base.

Operations and customer support expense includes the costs associated with customer service and technical support, consisting primarily of salaries and benefits. The Company plans to extend customer service and technical support hours to 24 hours a day, 7 days a week in certain markets. In the longer term, as a percentage of revenues, the Company believes operations and customer support expense should decline as these costs are leveraged over a growing subscriber and revenue base. Therefore, the Company expects operations and customer support expense to increase over time to support new and existing subscribers.

Sales and marketing. Sales and marketing expense as a percentage of revenues for the three months ended June 30, 1999 increased to 14.5% from 12.3% for the
three months ended June 30, 1998.   The increase is the result of increased
marketing promotions during 1999.

Sales and marketing expense includes costs associated with acquiring subscribers, including salaries, bonuses, sales commissions, advertising, promotion and referral bonuses. On a percentage of revenue basis, sales and marketing expense is a relatively variable cost and may increase with the Company's development of a common brand supported by a community-based marketing program. The Company expects that, over time, the increase in sales and marketing expense will be more than offset by anticipated increases in revenues attributable to overall subscriber growth.

General and administrative. General and administrative expense as a percentage of revenues for the three months ended June 30, 1999 increased to 32.4% from 29.2% for the three months ended June 30, 1998. The increase in general and administrative expense is attributable to putting together the corporate team for the various integration projects and the management of the Company.

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

Amortization, Depreciation and Income Tax Benefit. The following table provides a comparison of actual and pro forma amortization, depreciation and income tax benefit for three months ended June 30, 1999 and 1998, respectively.

                                    1999                        1998
                                  (Actual)                  (Pro Forma)
                           -----------------------------------------------
     Amortization                  $22,296,000                 $19,704,000
     Depreciation                    1,586,000                   1,037,000
     Income tax benefit              3,088,000                   2,585,000

Amortization. Amortization expense for the three months ended June 30, 1999 totaled approximately $22,296,000 compared to approximately $19,704,000 for the three months ended June 30, 1998. This increase is attributable to the increase in subscribers or customer lists acquired in the Transactions and Acquisitions.

Amortization expense primarily relates to goodwill and customer lists acquired in the Transactions and Acquisitions. The amortization period for both goodwill and customer lists is three years.

Depreciation. Depreciation expense for the three months ended June 30, 1999 totaled approximately $1,586,000 compared to approximately $1,037,000 for the three months ended June 30, 1998. The increase is the result of increased capital expenditures resulting from the Company's continuing effort to improve its infrastructure to support its continued growth.

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

Income Tax Benefit. The income tax benefit for the three months ended June 30, 1999 totaled approximately $3,088,000 compared to approximately $2,585,000 for the three months ended June 30, 1998. As a result of the Acquisitions, the Company recognized a deferred tax liability of $6,030,000 for the three months ended June 30, 1999. The Company will amortize the deferred tax liability into earnings over the three-year period in which it records the related amortization expense associated with the customer lists. The Company anticipates recording quarterly amortization expense of $24,700,000 relating to the amortization of all intangibles and a deferred tax benefit of $3,415,000 related to the amortization of customer lists. The Company does not anticipate recognizing any other deferred tax benefits associated with its anticipated operating losses because no asset will be established for such benefit until the Company has a history of earnings.

Six Months Ended June 30, 1999 and June 30, 1998

Results of Operations

The Company reported a net loss of $40,694,000 or $(1.92) per share for the six months ended June 30, 1999 compared to a net loss of $35,748,000 or $(1.75) per share for the six months ended June 30, 1998. The net loss included non-cash amortization costs, net of the related income tax benefit of $37,139,000 and $34,192,000, associated with the purchase of the ISPs for the six months ended June 30, 1999 and 1998, respectively. In addition to the non-cash amortization and related income tax benefit, the net loss for the six months ended June 30, 1999 included corporate related expenses of $3,453,000, equity compensation expense of $2,469,000 and net interest income of $1,088,000. There were no corporate related expenses included in the six months ended June 30, 1998.

Exclusive of the non-cash amortization and related income tax benefit, the Company's net loss would have been $3,555,000 or $(.17) per share for the six months ended June 30, 1999 compared to $1,556,000 or $(.08) per share for the six months ended June 30, 1998.

Revenues. Total revenues for the six months ended June 30, 1999 were approximately $42,513,000, compared to approximately $24,678,000 for the six months ended June 30, 1998, an increase of 72.3%. The increase was primarily attributable to an increase in the number of subscribers. Total subscribers at June 30, 1999 were approximately 472,000 compared to approximately 236,000 at June 30, 1998, an increase of 100%.

Access revenues for the six months ended June 30, 1999 were approximately $39,436,000, compared to approximately $22,434,000 for the six months ended June 30, 1998, an increase of 75.8%. The increase was primarily attributable to the increase in subscribers discussed above. The subscriber increase is a function of organic growth and acquisitions.

Other revenues for the six months ended June 30, 1999 totaled approximately $3,077,000 compared to approximately $2,244,000 for the six months ended June 30, 1998, an increase of 37.1%. The increase is primarily the result of an increase in set-up and installation fees resulting from an increase in the number of subscribers.

Costs and Expenses. The following table provides a comparison of costs of revenues, operations and customer support, sales and marketing and general and administrative expenses as a percentage of total revenues:

                                                 Six Months Ended
                                                     June 30,
                                             1999                  1998
                                          (Pro Forma)           (Pro Forma)
                                       ------------------------------------
     Total costs of revenues                 40.6%                 39.4%
     Operations and customer support         14.0%                 15.4%
     Sales and marketing                     13.4%                 12.1%
     General and administrative              30.5%                 29.7%
     Equity compensation                      5.8%                    -%


Total Costs of Revenues. Total costs of revenues as a percentage of revenues for the six months ended June 30, 1999 increased to 40.6% from 39.4% for the six months ended June 30, 1998. This increase is attributable to increased costs associated with adding telecommunications capacity to serve new subscribers. The increase was partially offset by the individual ISPs benefitting from economies of scale in negotiating local access capacity.

Operations and customer support. Operations and customer support expense as a percentage of revenues for the six months ended June 30, 1999 decreased to 14% from 15.4% for the six months ended June 30, 1998. The decrease is a result of the Company's ability to leverage this relatively fixed costs over a larger subscriber base.

Sales and marketing. Sales and marketing expense as a percentage of revenues for the six months ended June 30, 1999 increased to 13.4% from 12.1% for the six
months ended June 30, 1998.   The increase is the result of increased marketing
promotions during 1999.

General and administrative. General and administrative expense as a percentage of revenues for the six months ended June 30, 1999 increased to 30.5% from 29.7% for the six months ended June 30, 1998. The increase in general and administrative expense is attributable to putting together the corporate team for the various integration projects and the management of the Company.

Amortization, Depreciation and Income Tax Benefit. The following table provides a comparison of pro forma amortization, depreciation and income tax benefit for six months ended June 30, 1999 and June 30, 1998.

                                       1999                        1998
                                   (Pro Forma)                 (Pro Forma)
                              -----------------------------------------------
     Amortization               $      43,110,000               $  39,380,000
     Depreciation                       2,888,000                   2,073,000
     Income tax benefit                 5,971,000                   5,188,000

Amortization. Amortization expense for the six months ended June 30, 1999 totaled approximately $43,110,000 compared to approximately $39,380,000 for the six months ended June 30, 1998. This increase is attributable to the increase in subscribers or customer lists acquired in the Transactions and Acquisitions.

Depreciation. Depreciation expense for the six months ended June 30, 1999 totaled approximately $2,888,000 compared to approximately $2,073,000 for the six months ended June 30, 1998. The increase is the result of increased capital expenditures resulting from the Company's continuing effort to improve its infrastructure to support its continued growth.

Income Tax Benefit. Income tax benefit for the six months ended June 30, 1999 totaled approximately $5,971,000 compared to approximately $5,188,000 for the six months ended June 30, 1998. As a result of the Transactions and the Acquisitions, the Company recognized a deferred tax liability of $40,984,000 related to the portion of the purchase price allocated to the customer lists. This deferred tax liability is being amortized over thirty six months.


Effects of Inflation

The Company does not believe that inflation has had a material impact on the Company's results of operations during the six months ended June 30, 1999.

Additional Factors That May Affect the Company's Future Results

The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

FLUCTUATION IN QUARTERLY RESULTS OF OPERATIONS. The Company's Internet service is subject to seasonal influences. The ISPs' revenues and profitability have generally been lower in the second and third quarter of a calendar year, primarily due to the lower level of business activity in the mid-spring and summer months.

BUSINESS MODEL. With the combination of the ISPs, the Company will be applying a business model that has not yet been tested in its industry. The success of this business model depends on the Company's ability to build on the strengths of its ISPs and to centralize many of its business functions. It may take the Company longer than anticipated to implement its business model, and some components of its model may not prove to be feasible or possible. As a result, the business may not produce the level of profitability the Company expects to achieve.

The Company's success as a new national Internet service provider will depend largely on its ability to integrate the operations and management its independent ISPs acquired and its ability to integrate additional ISPs it may acquire in the future. Failure to integrate its ISPs successfully may result in significant operating inefficiencies, which may reduce the Company's profitability. The Company will expend substantial managerial, operating, financial and other resources to integrate these businesses and implement its business model. In particular, to integrate its newly acquired ISPs successfully, the Company must install and standardize adequate operational and control systems, deploy equipment and telecommunications facilities, implement new marketing efforts in new as well as existing locations, employ qualified personnel to provide technical and marketing support for its various operating sites and continue to expand its managerial, operational, technical and financial resources.

ACQUISITIONS. If the Company cannot acquire additional Internet service providers, or its acquisition activities are delayed, it may not be able to
execute its business strategy.   The Company's business strategy depends, in
part, upon its ability to expand into new markets and broaden the services the Company provides by identifying and acquiring additional ISPs. In pursuing acquisitions, the Company competes against other Internet service providers, some of which are larger than the Company and have greater financial and other resources available. The Company competes for potential acquisitions based on a number of factors, including price, terms and conditions, size and growth potential, and ability to offer cash, stock or other forms of consideration. Since the Company intends to offer a combination of cash and stock to potential sellers of Internet service providers, any reduction in the Company's stock price due to market or other factors would negatively impact the Company's ability to pursue its acquisition strategy.

In addition, there can be no assurance that acquisitions will be available to the Company on favorable terms. If the Company is unable to use its Common Stock as consideration in acquisitions, for example, because it believes that the market price of the Common Stock is too low or because the owners of potential acquisition targets conclude that the market price of the Company's Common Stock is too volatile, the Company would need to use cash to make such acquisitions. This might adversely affect the pace of the Company's acquisition program and the impact of acquisitions on the Company's quarterly results. Failure to acquire additional businesses or to acquire such businesses on favorable terms in accordance with the Company's growth strategy could have a material adverse impact on growth.

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

During the second quarter of 1999 the Company entered into an agreement with Kenan/Arbor Systems, a wholly owned subsidiary of Lucent Technologies, to help deliver a single, fully integrated billing system for its growing customer base. The new system is Year 2000 compliant and will be implemented in three of the company's ISPs by December 31, 1999. The Company plans to complete its implementation to the new billing system for the remainder of the ISPs by the end of the second quarter of 2000. The Company is developing a contingency plan for these ISPs that will be implemented after 1999.

The company is currently in negotiations with two fully integrated financial system suppliers and expect to engage one of the suppliers by the end of the third quarter of 1999. The financial systems of both these suppliers are Year 2000 compliant, and are expected to be implemented in the majority of the ISPs by the end of 1999. The Company is developing a contingency plan for these ISPs that will be implemented after 1999.

Subsequent to second quarter 1999 the Company hired an outside consulting firm to assist in analyzing and inventorying all its ISPs hardware and software applications, to determine how these applications might be affected by the Year 2000 problem. All of the Company's ISPs are in the process of, or have completed, testing their software systems and computer systems to assure they are Year 2000 compliant. Additionally, many of its ISPs have contacted their major vendors to assess their Year 2000 readiness.

Costs. As of June 30, 1999, the Company has not incurred any material expense relating in connection with the implementation of the Year 2000 Program Office and Year 2000 program. The Company estimates that approximately $750,000 of expenses will be incurred through the remainder of the Year 2000 program. These costs will be expensed as incurred. The costs and estimates provided include our estimate of the cost of internal resources directly attributable to the Year 2000 program. We have funded, and anticipate that we will continue funding, the costs of the Year 2000 program from cash flows. The estimates for the costs of the Year 2000 program are based upon management's best estimates and may be updated or revise as additional information becomes available. We currently believe these costs will not have a material effect on our financial condition, liquidity or results of operations. There may, however, be interruptions or other limitations of financial and operating systems' functionality, and the Company may incur additional costs to avoid these interruptions or limitations.


Risks. To the extent that the ISPs rely on external vendors or third-party network service providers with Year 2000 exposure, any failure by these vendors or service providers to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with its systems could adversely affect the Company's
ability to provide services to its subscribers.   The inability to provide
Internet access could have an adverse impact on one or more of the Company's ISPs or OneMain.com as a whole. Although some of its ISPs have investigated the readiness of their electrical, heating and telephone providers, most of them have not contacted these providers to determine Year 2000 readiness.

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

the rate and magnitude of related labor and consulting costs; and,

the Company's success in addressing Year 2000 issues with third-parties with whom it does business.

Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. Presently, however, we perceive that our most reasonably likely worst case scenario related to the Year 2000 is associated with potential concerns with third party services or products. Specifically, we are heavily dependent on a significant number of third party vendors to provide both network services and equipment. A significant Year 2000-related disruption of the network services or equipment provided to us by third party vendors could cause customers to consider seeking alternate providers or cause an unmanageable burden on customer service and technical support, which in turn could materially and adversely affect our results of operations, liquidity and financial condition. We are not presently aware of any vendor related Year 2000 issue that is likely to result in this type of disruption. Furthermore, our business depends on the continued operation of, and widespread access to, the Internet. To the extent that the normal operation of the Internet is disrupted by the Year 2000 issue, our results of operations, liquidity and financial condition could be materially and adversely affected. Although there is inherent uncertainty in the Year 2000 issue, we expect that as we progress in our Year 2000 program the level of uncertainty about the impact of the Year 2000 issue will be reduced significantly, and we should be better positioned to identify the nature and extent of material risk to us as a result of any Year 2000 disruptions.

Contingency Plans. The Year 2000 program calls for the development of contingency plans for at-risk functions. We have established a Contingency Plan Committee to monitor and address the development of contingency plans. Due to the current phase of the Year 2000 program in which we are in, we are currently unable at this time to fully assess our risks and determine what contingency plans, if any, need to be implemented. As we progress in our Year 2000 program and identify specific risk areas, we intend to timely implement appropriate remedial actions and contingency plans. The estimates and conclusions included in this discussion contain forward-looking statements and are based on management's best estimates of future events. Our expectations about risks, future costs and the timely completion of its Year 2000 modifications may turn out to be incorrect and any variance from these expectations could cause actual results to differ materially from what has been discussed above. Factors that could influence risks, amount of future costs and the effective timing of remediation efforts include our success in identifying and correcting potential Year 2000 issues and the ability of third parties to appropriately address their Year 2000 issues. The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998.

                          PART II:  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

1) From the effective date of the initial public offering registration to June 30, 1999, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

      Repayment of indebtedness - directors
        and officers                                       140,000
      Repayment of indebtedness - other                  6,405,000
      Repayment of the founder notes                     1,021,000
      Cash portion of purchase price for
         Transactions and Acquisitions                  94,074,000
                                                    --------------
      Total                                         $  101,640,000
                                                    ==============

Item 5.  Other Information

     On June 7, 1999, the Company announced the hiring effective June 16, 1999
     of Michael D. Read, a former   senior executive at British Telecom and
     American Online, as the Company's new President and Chief   Operating
     Officer.  Mr. Read's duties include oversight of all the Company's day-to-
     day operations, including   its marketing, technology, telecommunication
     and engineering functions. Over the next 12 months, Mr. Read will receive $225,000 in base salary and $125,000 in bonus for his services. In addition, the Company granted Mr. Read options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $14.25 per share.
     The options will vest as described in the Senior Management Agreement dated as of June 7, 1999 between the Company and Mr. Read, a copy of which is filed as Exhibit 10.1 to this quarterly report.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits: (27) Financial Data Schedule

         (b)    Reports on Form 8-K: None

         (10.1) Senior Management Agreement dated as of June 7, 1000 between the
                Company and Michael D. Read.

        (10.2)  OneMain.com, Inc. 1999 Stock Option Plan

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    ONEMAIN.COM, INC.
                                    -----------------

Date: August 16, 1999                   By: /s/Dewey K. Shay
      -------------------                   ----------------
                                     Dewey K. Shay
                                     Executive Vice President
                                     Chief Financial Officer
                                     (Authorized Officer on behalf of
                                     Registrant and Principal Financial Officer)