Form 10-Q
period 1999-09-30
ONEMAIN COM INC
filed 1999-11-15
CIK 1075530

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended     September  30, 1999
                                        -----------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to_____

                  Commission File Number      000-25599
                                         --------------------

                               ONEMAIN.COM, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                            7375                     11-3460073
         -----------                          ----                     ----------
(State or other jurisdiction of    (Primary Standard industrial    (I.R.S. Employer
 incorporation or organization)      classification number)      identification number)

                           1860 Michael Faraday Drive
                                   2nd Floor
                             Reston, Virginia 20190
                                  703-375-3000
    (Address, including zip code, and telephone number, including area code, of principal executive offices)
                            _______________________
                                Stephen E. Smith
                       Chairman, Chief Executive Officer
                               OneMain.com, Inc.
                           1860 Michael Faraday Drive
                                   2nd Floor
                             Reston, Virginia 20190
                                 (703) 375-3000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 1999.

              Common Stock $.001 par value        Number of Shares
              ----------------------------        ----------------
                                                     23,449,000

                               ONEMAIN.COM, INC.

          Form 10-Q For the Quarterly Period Ended September 30, 1999

Index                                                                          Page

Part I.  Financial Information                                                   3

            Item 1 Financial Statements (Unaudited)
                   Condensed Consolidated Balance Sheets as of
                       September 30, 1999 and December 31, 1998                  4

                   Condensed Consolidated Statements of Operations
                       For the Three and Nine Months Ended
                       September 30, 1999 and for the period
                       August 19, 1998 (inception) to September 30, 1998         5

                   Condensed Consolidated Statements of Cash Flows
                       For the Nine Months Ended September 30,
                       1999 and for the period August 19, 1998 (inception)
                       to September 30, 1998                                     6

                   Condensed Consolidated Statements of
                    Stockholders' (Deficit) Equity
                       For the Nine Months Ended September 30,
                       1999 and for the period August 19, 1998 (inception)
                       to September 30, 1998                                     7

                   Notes to Condensed Consolidated Financial
                    Statements                                                   8

            Item 2 Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                                12

Part II.-Other Information                                                       24

Exhibit Index                                                                    24

Signatures                                                                       25

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

                               ONEMAIN.COM, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     September 30,            December 31,
                                                                         1999                     1998
                                                                 ------------------      -------------------
ASSETS
Cash and cash equivalents                                              $ 47,191,000               $  172,000
Marketable securities                                                    25,230,000                        -
Accounts receivable, net of allowance of $1,029,000                       3,540,000                        -
Deferred offering costs                                                           -                6,159,000
Prepaid expenses and other current assets                                 4,242,000                        -
                                                                       ------------               ----------
   Total current assets                                                  80,203,000                6,331,000
Property and equipment, net                                              28,134,000                        -
Goodwill, net                                                           180,032,000                        -
Customer lists, net                                                     111,147,000                        -
Other assets                                                                978,000                        -
                                                                       ------------               ----------
   Total assets                                                        $400,494,000               $6,331,000
                                                                       ============               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable and accrued expenses                                  $ 18,479,000               $6,549,000
Unearned revenue                                                         17,191,000                        -
Current portion of capital lease obligations                              4,074,000                        -
Deferred tax liability                                                   14,595,000                        -
Other current liabilities                                                   992,000                  500,000
                                                                       ------------               ----------
   Total current liabilities                                             55,331,000                7,049,000
Capital lease obligations, net of current portion                         3,996,000                        -
Deferred tax liability and other                                         22,659,000                        -
                                                                       ------------               ----------
   Total liabilities                                                     81,986,000                7,049,000
Stockholders' equity (deficit)
Preferred stock, $.001 par value; 10,000,000 shares authorized,
  no shares issued or outstanding                                                 -                        -
Common stock, $.001 par value; 100,000,000 shares authorized,
  23,448,647 and 4,782,500 shares issued and outstanding
  at September 30, 1999 and December 31, 1998, respectively                  24,000                    5,000
Additional paid-in capital                                              367,765,000                   53,000
Accumulated deficit                                                     (49,281,000)                (765,000)
Stock subscriptions receivable                                                    -                  (11,000)
                                                                       ------------               ----------
    Total stockholders' equity (deficit)                                318,508,000                 (718,000)

                                                                       ------------               ----------
  Total liabilities and stockholders' equity (deficit)                 $400,494,000               $6,331,000
                                                                       ============               ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                               ONEMAIN.COM, INC.
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       For the period
                                            Three Months        Nine Months            August 19, 1998
                                               Ended               Ended                 (inception)
                                           September 30,       September 30,          to September 30,
                                                1999               1999                     1998
                                           -----------------   -----------------     --------------------
Net revenues:
   Access revenues                             $ 25,479,000        $ 46,948,000           $          -
   Other revenues                                 1,524,000           3,067,000                      -
                                           -----------------   -----------------     --------------------
     Total revenues                              27,003,000          50,015,000                      -
Costs and expenses:
  Costs of access revenues                       10,481,000          19,097,000                      -
  Costs of other revenues                           464,000             997,000                      -
                                           -----------------   -----------------     --------------------
     Total costs of revenues                     10,945,000          20,094,000                      -
                                           -----------------   -----------------     --------------------
    Gross margin                                 16,058,000          29,921,000                      -
Operating Expenses:
  Operations and customer support                 3,789,000           6,950,000                      -
  Sales and marketing                             4,342,000           7,669,000                      -
  General and administrative                     10,407,000          18,773,000                 77,000
  Equity compensation                                     -           2,469,000                      -
  Amortization                                   25,131,000          47,427,000                      -
  Depreciation                                    2,269,000           3,855,000                      -
  Other income, net                                 (29,000)           (112,000)                     -
                                           -----------------   -----------------     --------------------
     Total operating expenses                    45,909,000          87,031,000                 77,000
Loss from operations                            (29,851,000)        (57,110,000)               (77,000)
Interest income                                   1,172,000           2,438,000                      -
Interest expense                                   (203,000)           (381,000)                     -
                                           -----------------   -----------------     --------------------
     Total nonoperating income, net                 969,000           2,057,000                      -
                                           -----------------   -----------------     --------------------
Loss before income tax benefit                  (28,882,000)        (55,053,000)               (77,000)
Income tax benefit                                3,449,000           6,537,000                      -
                                           -----------------   -----------------     --------------------
Net loss                                      $ (25,433,000)      $ (48,516,000)             $ (77,000)
                                           =================   =================     ====================

Basic and diluted net loss per share                $ (1.12)            $ (2.89)               $ (0.02)
                                           =================   =================     ====================

Shares used in the calculation of basic
  and diluted net loss per share                 22,612,000          16,799,000              4,750,000
                                           =================   =================     ====================



See accompanying notes to unaudited condensed consolidated financial statements.

                               ONEMAIN.COM, INC.
         UNAUDITED CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                   For the period
                                                                                                 For The Nine      August 19, 1998
                                                                                                 Months Ended      (inception) to
                                                                                              September 30, 1999  September 30, 1998
                                                                                              ------------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                        (48,516,000)        $ (77,000)
Adjustments to reconcile net loss to net cash provided by operating activities
    Amortization of goodwill and customer lists                                                  47,427,000               -
    Depreciation expense                                                                          3,855,000               -
    Provision for bad debt                                                                        1,029,000               -
    Income tax benefit                                                                           (6,542,000)              -
    Equity compensation expense                                                                   2,594,000               -
    Changes in operating assets and liabilities:
             Accounts receivable                                                                   (918,000)              -
             Prepaid expenses and other current assets                                           (2,384,000)              -
             Unearned revenue                                                                       852,000               -
             Accounts payable and accrued expenses                                                5,800,000           324,000
             Other assets                                                                          (172,000)              -
             Other current liabilities                                                              657,000          (247,000)
                                                                                              ------------------- -----------------
  Net cash provided by operating activities                                                       3,682,000               -
                                                                                              ------------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired                                               (108,734,000)              -
Investment in marketable securities                                                             (25,230,000)              -
Purchase of property and equipment                                                               (5,720,000)              -
Proceeds from disposal of property and equipment                                                     93,000               -
                                                                                              ------------------- -----------------
  Net cash used in investing activities                                                        (139,591,000)              -
                                                                                              ------------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in
initial public offering net of underwriters discounts
   and commissions and offering costs                                                           190,622,000               -
Proceeds from note payable from stockholder                                                         500,000               -
Repayment of note payable from stockholder                                                       (1,000,000)              -
Repayment of long-term debt assumed through acquisitions                                         (7,537,000)              -
Repayment of capital lease obligations                                                           (1,614,000)              -
Proceeds from exercise of common stock options                                                    1,941,000               -
Proceeds from stock subscriptions receivable                                                         16,000               -
Proceeds from issuance of common stock                                                                   -             27,000
                                                                                              ------------------- -----------------
Net cash provided by financing activities                                                       182,928,000            27,000
                                                                                              ------------------- -----------------

Net increase in cash and cash equivalents                                                        47,019,000            27,000
Cash and cash equivalents, beginning of period                                                      172,000               -
                                                                                              ------------------- -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  47,191,000        $   27,000
                                                                                              =================== =================

Supplemental disclosure of cash flow information:
Interest paid                                                                                 $     387,000        $      -
                                                                                              =================== =================
Issuance of common stock for Transactions and acquisitions                                    $ 172,806,000        $      -
                                                                                              =================== =================
Acquisition of property and equipment through assumption of capital lease obligations         $   3,437,000        $      -
                                                                                              =================== =================


See accompanying notes to unaudited condensed consolidated financial statements.

                               ONEMAIN.COM, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY


                                                                              Additional       Stock                       Total
                                                          Common Stock          Paid-In    Subscriptions  Accumulated  Stockholders'
                                                       Shares       Amount      Capital     Receivable       Deficit      Deficit
                                                     ----------- -----------  ------------ -------------- ------------ -------------
Balance at August 19, 1998 (inception)                           $       -        $      -   $      -      $        -           $ -

Issuance of Common Stock                               4,750,000     5,000          43,000          -               -        48,000

Stock subscriptions receivable                                 -         -               -    (20,000)              -       (20,000)

Net loss for the period from August 19, 1998
 (inception) through September 30, 1998                                  -               -          -         (77,000)      (77,000)

                                                     ----------- -----------  ------------ -------------- ------------ -------------
Balance at September 30, 1998                          4,750,000   $ 5,000        $ 43,000  $ (20,000)      $ (77,000)    $ (49,000)
                                                     =========== ===========  ============ ============== ============ =============


                                                                              Additional       Stock                       Total
                                                          Common Stock          Paid-In    Subscriptions  Accumulated  Stockholders'
                                                       Shares       Amount      Capital     Receivable       Deficit       Equity
                                                     ----------- -----------  ------------ -------------- ------------ -------------

Balance at December 31, 1998                           4,782,000   $ 5,000        $ 53,000  $ (11,000)     $ (765,000)   $ (718,000)


Issuance of Common Stock on January 1, 1999              100,000         -           5,000     (5,000)              -             -

Issuance of Common Stock in connection with initial
   public offering and exercise of underwriters'
   over-allotment, net of offering costs
   and underwriters' discounts                         9,775,000    10,000     190,375,000          -               -   190,385,000

Issuance of Common Stock in connection with the
   Transactions and Acquisitions                       8,702,000     9,000     172,797,000          -               -   172,806,000

Repayment of stock subscriptions receivable                    -         -               -     16,000               -        16,000

Exercise of Common Stock options                          89,000         -       1,941,000          -               -     1,941,000

Equity compensation expense                                    -         -       2,594,000          -               -     2,594,000

Net loss for the nine months
  ended September 30, 1999                                     -         -               -          -    (48,516,000)   (48,516,000)

                                                     ----------- -----------  ------------ -------------- ------------ -------------
Balance at September 30, 1999                         23,448,000  $ 24,000   $ 367,765,000        $ -  $ (49,281,000) $ 318,508,000
                                                     =========== ===========  ============ ============== ============ =============


See accompanying notes to unaudited condensed conslidated financial statements.

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

2)  Initial Public Offering

On March 30, 1999, ONEM completed its Offering of 8,500,000 shares of its Common Stock at $22.00 per share. On April 9, 1999, the underwriters exercised their over-allotment option to purchase 1,275,000 shares of Common Stock at the
initial public offering price of $22.00 per share.   The gross proceeds from the
Offering were $215,050,000. The net proceeds after underwriter discounts and commissions and offering costs were approximately $190,622,000.

The net proceeds have been used as follows: (1) approximately $113,003,000 to pay the cash portion of the purchase prices for the Transactions and Acquisitions and (2) $1,021,000 to pay the founders notes and accrued interest and (3) approximately $7,537,000 to retire debt assumed by ONEM in the Transactions and Acquisitions. The remaining net proceeds will be used for general corporate purposes, which may include future acquisitions, working capital and the payment of any additional amounts payable to former owners of the ISPs under the earn-out provisions of the acquisition agreements.

3)   Business Combinations  ISPs

During the third quarter of 1999, the Company acquired all of the outstanding common stock and limited liability company interests of three ISPs and certain assets of one ISP (the "Acquisitions"). The Acquisitions have been accounted for using the purchase method of accounting. Accordingly, the statements of operations include the results of operations for these ISPs from the date of acquisition.

                               ONEMAIN.COM, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3) Business Combinations  ISPs (continued)

The total consideration paid by the Company for the Acquisitions was $33,408,000, comprised of $18,147,000 in cash and 899,000 shares of Common Stock.

The total purchase price of $33,408,000 has been preliminarily allocated to the fair value of the net assets acquired in the Acquisitions as follows:


       Goodwill                                            $24,263,000
       Customer lists                                       12,891,000
       Cash                                                    219,000
       Other current assets                                    751,000
       Property and equipment                                2,767,000
       Deferred tax liability                               (2,800,000)
       Other liabilities, net                               (4,683,000)
                                                           -----------
                                                           $33,408,000
                                                           ===========

The above purchase price does not reflect additional consideration that may be issued pursuant to an earn-out arrangement included in the definitive agreement for one of the Acquisitions. The payment of additional consideration is contingent upon certain operational and earnings margin requirements being met. The amount of additional consideration, if any, will be payable in cash.

On March 30, 1999, the Company acquired all of the outstanding common stock and limited liability company interests of 17 ISPs. The Transactions have been accounted for using the purchase method of accounting assuming the acquisitions were consummated on March 31, 1999, as opposed to the March 30, 1999 acquisition
date.   Accordingly, the statements of operations include the results of operations for these ISPs since March 31, 1999. Activity occurring on March 31, 1999 was not material to the results of operations for the periods presented. During the second quarter of 1999, the Company acquired all of the outstanding common stock of two ISPs and certain assets of two ISPs (the "Acquisitions"). Accordingly, the statements of operations include the results of operations for these ISPs from the date of acquisition. The Acquisitions have been accounted for using the purchase method of accounting. The total consideration paid by the Company for the Transactions and Acquisitions was $256,143,000, comprised of $94,856,000 in cash and 7,803,000 shares of Common Stock and $3,743,000 in estimated purchase price adjustments accrued through September 30, 1999.

The total purchase price of $256,143,000 has been preliminarily allocated to the fair value of the net assets acquired in the Transactions as follows:

                               ONEMAIN.COM, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Goodwill                                         $184,896,000
     Customer lists                                    116,464,000
     Cash                                                4,050,000
     Other current assets                                4,757,000
     Property and equipment                             20,201,000
     Deferred tax liability                            (40,985,000)
     Other liabilities, net                            (33,240,000)
                                                      ------------
                                                      $256,143,000
                                                      ============

As of September 30, 1999, the Company has accrued $3,743,000 in estimated additional purchase price adjustments related to the earn-out arrangements included in the definitive agreements and other contractual adjustments pursuant to the Transactions. The estimated additional consideration may be adjusted further. The payment of additional consideration is contingent upon certain operational and earnings margin requirements being met. The amount of the additional consideration will be payable in either cash or stock at the option of the Company.

4) Commitments and Contingencies

The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts the Company may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.


5) Pro Forma Combined Financial Information

The following pro forma combined financial information for the nine months ended September 30, 1999 and September 30, 1998, includes the results of OneMain.com as if the Transactions and Acquisitions had occurred on January 1 of each respective period. This pro forma combined financial information includes the effects of (a) the Transactions and Acquisitions; (b) the Offering; (c) the amortization of goodwill resulting from the Transactions and Acquisitions; (d) the elimination of interest expense for the debt that was paid from the Offering proceeds; and (e) an income tax benefit at an appropriate rate.

                               ONEMAIN.COM, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5) Pro Forma Combined Financial Information (continued)


The pro forma combined financial information does not purport to represent what the Company's financial position or results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project the Company's results of operations for any future period.

                                           ------------------------------------
                                                     Nine months ended
                                             September 30,      September 30,
                                                 1999               1998
                                           -----------------------------------

Total revenues                              $  86,445,000        $  55,172,000
                                             ============        =============

Net loss                                    $ (80,797,000)       $ (74,137,000)
                                             =============       =============

Basic and diluted net loss per share        $       (3.52)       $       (3.37)
                                             ============        =============

Shares used in calculation of basic
 and diluted net loss per share                22,927,000           21,985,000
                                             ============        =============

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements reflect the intent, belief or current expectations of the Company and members of the management team. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance, involve risk and uncertainties, and that actual results may differ materially from those contemplated by the forward-looking statements as a result of, among other things, changes in assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Introduction

The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and the related notes thereto appearing in this filing.

Overview

The Company successfully completed an initial public offering of 8,500,000 shares of its Common Stock on March 30, 1999, concurrently with the acquisitions of 17 ISPs (the "Transactions"). On April 9, 1999, the underwriters exercised their over-allotment option to purchase 1,275,000 shares of Common Stock at the
initial public offering price of $22.00 per share.   As of the period ending
September 30, 1999 the Company acquired all of the outstanding common stock and limited liability company interests of five additional ISPs and certain assets of three ISPs for approximately $72,393,000 in cash and Common Stock (the "Acquisitions"). The purchase of these companies and strategic organic growth increased the Company's subscribers to approximately 561,000 at September 30, 1999.

Now serving nearly 600,000 customers in 29 states through over 1,019 access points, the Company is one of the largest Internet service providers in the United States. The Company strives to offer high levels of customer service to individuals and businesses located predominantly in smaller metropolitan markets and rural communities. The Company believes that its customers have traditionally been under-served by other national on-line service providers, and that an opportunity exists to meet their growing demand for Internet services.

Beyond the markets it serves, the Company is differentiating itself by providing an online experience for its customers with a high level of local content. Instead of a virtual community where every customer is given the same information regardless of the customer's home address, the Company is creating a series of online geographic communities. When a customer logs onto the service, by virtue of his or her area code, the customer will enter an online geographic community specific to his or her region of the country. These geographic communities enable the Company to customize local content with links to information and entertainment that are relevant to its customers.

The Company offers 56K-modem access through its dial-up locations and dedicated high-speed Internet access, Web hosting and other services in certain locations. The Company's ISPs support these services.

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

From April 1, 1999 to September 30, 1999 the Company reported significant operations. For a discussion of operations for the three and nine months ended September 30, 1999 and 1998, see Results of Operations.

The Company reported net losses of $25,433,000 or $1.12 per share and $48,516,000 or $2.89 per share, for the three and nine months ended September 30, 1999, respectively. The net loss for the three months ended September 30, 1999 was the result of $21,682,000 of non-cash amortization, net of the related
income tax benefit and $5,625,000 of corporate- related expenses.   The net loss
for the nine months ended September 30, 1999 was the result of $40,890,000 of non-cash amortization, net of the related income tax benefit, $9,078,000 of corporate related expenses and a one-time, non-cash equity compensation charge of $2,469,000 relating to the hiring of one executive and several outside consultants. The Company does not anticipate incurring such equity compensation charges in the future.

Liquidity and Capital Resources

As of September 30, 1999, the Company's combined cash and cash equivalents balance was $47,191,000, compared with $172,000 at December 31, 1998. This increase is mainly attributable to the receipt of $190,622,000 of net proceeds from the Offering, the payment of the aggregate cash portion of the purchase price of the Transactions and Acquisitions of $108,734,000, net of cash acquired, repayment of $7,537,000 of debt assumed in the Transactions and the Acquisitions and the investment of $25,230,000 of marketable securities. In addition, the Company earned net interest income of $2,057,000. At closing of the Transactions and the Acquisitions, the Company retired substantially all of the acquired companies' debt obligations except to the extent such obligations related to capitalized leases.

Net cash provided by operating activities amounted to $3,682,000 for the nine months ended September 30, 1999.

Net cash used in investing activities amounted to $139,591,000 during the nine months ended September 30, 1999, representing the payment of the cash portion of the purchase prices for the Transactions and Acquisitions, net of cash acquired, investment in marketable securities and the purchases of property, plant and equipment.

Net cash provided by financing activities amounted to $182,928,000 for the nine months ended September 30, 1999. The Company received net proceeds from the Offering of $190,622,000 and $1,941,000 from exercises of Common Stock options. The Company repaid $7,537,000 of debt assumed in the Transactions and the Acquisitions. Additionally, during the three months ended March 31, 1999 the Company issued a second promissory note in the amount of $500,000 to one of its founders to fund the payment of pre-Offering expenses. During the nine months ended September 30, 1999 the founders notes and accrued interest, in the aggregate of $1,021,000 were paid in full.

Management expects the Company's capital expenditures to increase as its operations continue to expand. It is anticipated that financial resources will be utilized in acquiring additional communications equipment and improvements to technology that will allow the Company's networks to grow to support new and acquired subscribers, build a network operations center and integrate billing and financial reporting systems. The Company expects to pay out additional consideration that may be issued pursuant to earn-out arrangements included in the definitive agreements for the Transactions and the Acquisitions. The payment of additional consideration is contingent upon certain operational and earning margin requirements being met by the ISPs. The amount of the additional consideration will be payable in either cash or stock at the option of the

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Company. Through September 30, 1999 the Company estimates the amount of additional consideration to be approximately $3,743,000, net of purchase price adjustments related to the definitive agreements. Such amounts may be adjusted further in future quarters.

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

Results of Operations

The following combined financial information for the three months ended September 30, 1999 includes the results of operations for the acquired ISPs from the Transactions and Acquisitions from the dates of acquisition. The following pro forma combined financial information for the three months ended September 30, 1998, and the nine months ended September 30, 1999 and September 30, 1998 includes the results of OneMain.com combined with the 17 ISPs as if the
Transactions had occurred on January 1, 1998.    The actual combined financial
information for the three months ended September 30, 1999 and the pro forma combined information for the nine months ended September 30, 1999, includes the results of operations of the Acquisitions from the date of acquisition only. This pro forma combined financial information includes the effects of (a) the Transactions; (b) the Offering; (c) the amortization of goodwill resulting from the Transactions; (d) the elimination of interest expense for the debt that was paid from the Offering proceeds; and (e) an income tax benefit at an appropriate rate.

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
-------------


                                                     Three Months Ended                             Nine  Months Ended
                                          Sept 30,                Sept 30,                  Sept 30,                   Sept 30,
                                            1999                    1998                      1999                       1998
                                       ---------------        ----------------         -------------------         ----------------
                                           Actual               (Pro Forma)                (Pro Forma)               (Pro Forma)
(In Thousands, except per share data)  ---------------        ----------------         -------------------         ----------------
Statements of Operations Data
        (Unaudited):
------------------------------------
Revenues:
   Access revenues                           $ 25,479                $ 13,912                    $ 64,915                 $ 36,346
   Other revenues                               1,524                   1,170                       4,601                    3,414
                                             --------                --------                    --------                 --------
       Total revenues                          27,003                  15,082                      69,516                   39,760
Costs and expenses:
   Cost of access revenues                     10,481                   5,763                      26,814                   14,925
   Cost of other revenues                         464                     347                       1,371                      920
                                             --------                --------                    --------                 --------
Total costs of revenues                        10,945                   6,110                      28,185                   15,845
                                             --------                --------                    --------                 --------

Gross margin                                   16,058                   8,972                      41,331                   23,915

Operating expenses:
   Operations and customer support              3,789                   2,461                       9,735                    6,268
   Sales and marketing                          4,342                   1,848                      10,038                    4,833
   General and Administrative                  10,407                   4,694                      23,237                   12,028
   Equity compensation expense                      -                       -                       2,594                        -
   Other (income) expenses, net                   (29)                     50                        (124)                     295
                                             --------                --------                    --------                 --------
Total operating expenses                       18,509                   9,053                      45,480                   23,424

EBITDA (a)                                     (2,451)                    (81)                     (4,149)                     491
    Amortization                               25,131                  19,706                      68,241                   59,086
    Depreciation                                2,269                   1,082                       5,157                    3,155
                                             --------                --------                    --------                 --------
Loss from operations                          (29,851)                (20,869)                    (77,547)                 (61,750)
Interest income                                 1,172                      22                       2,463                       68
Interest expense                                 (203)                    (54)                       (463)                    (155)
                                             --------                --------                    --------                 --------

Loss before benefit for income taxes          (28,882)                (20,901)                    (75,547)                 (61,837)
Benefit for income taxes                        3,449                   2,590                       9,420                    7,778

Net loss                                     $(25,433)               $(18,311)                   $(66,127)                $(54,059)
                                             ========                ========                    ========                 ========
Pro forma basic and diluted net loss           $(1.12)                 $(0.90)                     $(3.05)                  $(2.65)
 per share                                   ========                ========                    ========                 ========
Shares used in the calculation of
 basic and diluted net loss per share          22,612                  20,422                      21,685                   20,422
                                             ========                ========                    ========                 ========
Subscribers at the end of the period          561,000                 279,000                     561,000                  279,000
                                             ========                ========                    ========                 ========


(a) EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance.

Three Months Ended September 30, 1999 and September 30, 1998

The Company reported a net loss of $25,433,000 or $1.12 per share for the three months ended September 30, 1999 compared to a net loss of $18,311,000 or $.90 per share for the three months ended September 30, 1998. The net loss included non-cash amortization costs, net of the related income tax benefits of $21,682,000 and $17,116,000, associated with the purchase of the ISPs for the three months ended September 30, 1999 and 1998, respectively. In addition to the non-cash amortization and related income tax benefit, the net loss for the third quarter of 1999 included corporate-related expenses of $5,625,000 and net interest income of $969,000. There were $77,000 of corporate-related expenses incurred in the three months ended September 30, 1998.

Exclusive of the non-cash amortization and related income tax benefit, the Company's net loss would have been $3,751,000 or $.17 per share for the three months ended September 30, 1999 compared to a net loss of $1,195,000 or $.06 per share for the three months ended September 30, 1998.

Revenues. Total revenues for the three months ended September 30, 1999 were $27,003,000, compared to $15,082,000 for the three months ended September 30, 1998, an increase of 79.0%. The increase was primarily attributable to an increase in the number of subscribers. Total subscribers at September 30, 1999 were approximately 561,000 compared to approximately 279,000 at September 30, 1998, an increase of 101.1%.

Access revenues for the three months ended September 30, 1999 were $25,479,000, compared to $13,912,000 for the three months ended September 30, 1998, an increase of 83.1%. The increase was primarily attributable to the increase in subscribers discussed above. The subscriber increase is a function of both organic growth and acquisitions.

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

Other revenues for the three months ended September 30, 1999 totaled $1,524,000 compared to $1,170,000 for the three months ended September 30, 1998, an increase of 30.3%.

Other revenues are derived primarily from set-ups and installations, Web page design and development, technical services and equipment and software sales.

Costs and Expenses. The following table provides a comparison of actual and pro forma costs of revenues, operations and customer support, sales and marketing and general and administrative expenses as a percentage of total revenues for the three months ended September 30, 1999 and 1998, respectively.

                                             1999           1998
                                           (Actual)      (Pro Forma)
                                           -------------------------
    Total costs of revenues                  40.5%          40.5%
    Operations and customer support          14.0%          16.3%
    Sales and marketing                      16.1%          12.3%
    General and administrative               38.5%          31.1%

Total Costs of Revenues. Total costs of revenues as a percentage of revenues for the three months ended September 30, 1999 and September 30, 1998 remained flat at 40.5% for each respective period.

Cost of access revenues consists primarily of the costs of maintaining sufficient telecommunications capacity to provide service to the Company's subscribers. For an ISP, capacity is a measurement of the ISP's ability to connect subscribers to the Internet. Capacity costs include the costs to carry subscriber calls to the Company's points of presence, or "POPs", the costs

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

associated with connecting POPs to operation centers and the Internet, and Internet backbone costs.

Cost of access revenues should decrease over time as the Company leverages the combined scale of its ISPs to lower telecommunications capacity costs as a percentage of revenues by negotiating one or more relationships with national Internet backbone providers, negotiating more favorable local loop contracts with local exchange carriers, establishing co-location arrangements with local exchange carriers, establishing private peering relationships with other Internet connectivity providers and negotiating discounts with equipment vendors.

Cost of other revenues consists primarily of the salaries and benefits of the personnel providing installation of equipment and software, Web development and technical services and the costs of purchasing equipment and software for resale.

Operations and customer support. Operations and customer support expense as a percentage of revenues for the three months ended September 30, 1999 decreased to 14.0% from 16.3% for the three months ended September 30, 1998. The decrease is a result of the Company's ability to leverage this relatively fixed costs over a larger subscriber base.

Operations and customer support expense includes the costs associated with customer service and technical support, consisting primarily of salaries and benefits. The Company plans to extend customer service and technical support hours to 24 hours a day, 7 days a week in all markets. In the longer term, as a percentage of revenues, the Company believes operations and customer support expense should decline as these costs are leveraged over a growing subscriber and revenue base. Therefore, the Company expects operations and customer support expense to increase over time to support new and existing subscribers but at a lower rate than the subscriber growth.

Sales and marketing. Sales and marketing expense as a percentage of revenues for the three months ended September 30, 1999 increased to 16.1% from 12.3% for
the three months ended September 30, 1998.   The increase is the result of
increased marketing promotions during 1999.

Sales and marketing expense includes costs associated with acquiring subscribers, including salaries, bonuses, sales commissions, advertising, promotion and referral bonuses. On a percentage of revenue basis, sales and marketing expense is a relatively variable cost and will increase with the Company's development of a common brand supported by a community-based marketing program. The Company expects that, over time, the increase in sales and marketing expense will be more than offset by anticipated increases in revenues attributable to overall subscriber growth.

General and administrative. General and administrative expense as a percentage of revenues for the three months ended September 30, 1999 increased to 38.5% from 31.1% for the three months ended September 30, 1998. The increase in general and administrative expense is attributable to the various integration efforts of the Company.

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

Amortization, Depreciation and Income Tax Benefit. The following table provides a comparison of actual and pro forma amortization, depreciation and income tax benefit for three months ended September 30, 1999 and 1998, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

                                                        1999                        1998
                                                      (Actual)                  (Pro Forma)
                                                -----------------------------------------------
Amortization                                        $25,131,000                 $19,706,000
Depreciation                                          2,269,000                   1,082,000
Income tax benefit                                    3,449,000                   2,590,000

Amortization. Amortization expense for the three months ended September 30, 1999 totaled $25,131,000 compared to $19,706,000 for the three months ended September 30, 1998. This increase is attributable to the increase in subscribers and customer lists acquired in the Transactions and Acquisitions.

Amortization expense primarily relates to goodwill and customer lists acquired in the Transactions and Acquisitions. The amortization period for both goodwill and customer lists is three years.

Depreciation. Depreciation expense for the three months ended September 30, 1999 totaled $2,269,000 compared to $1,082,000 for the three months ended September 30, 1998. The increase is the result of increased capital expenditures resulting from the Company's continuing effort to improve its infrastructure to support its continued growth.

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

Income Tax Benefit. The income tax benefit for the three months ended September 30, 1999 totaled $3,449,000 compared to $2,590,000 for the three months ended September 30, 1998. As a result of the Acquisitions during the three months ended September 30, 1999, the Company recognized a deferred tax liability of $2,800,000 related to the portion of the purchase price allocated to the customer lists. The Company will amortize the deferred tax liability into earnings over the three-year period in which it records the related amortization expense associated with the customer lists. The Company anticipates recording quarterly amortization expense of $28,750,000 relating to the amortization of all intangibles and a deferred tax benefit of $3,649,000 related to the amortization of the deferred tax liabilities associated with the customer lists. The Company does not anticipate recognizing any other deferred tax benefits associated with its anticipated operating losses because no asset will be established for such benefit until the Company has a history of earnings.

Nine months ended September 30, 1999 and September 30, 1998

The Company reported a net loss of $66,127,000 or $3.05 per share for the nine months ended September 30, 1999 compared to a net loss of $54,059,000 or $2.65 per share for the nine months ended September 30, 1998. The loss included non-cash amortization costs, net of the related income tax benefit of $58,821,000 and $51,308,000, associated with the purchase of the ISPs for the nine months ended September 30, 1999 and 1998, respectively. In addition to the non-cash amortization and related income tax benefit, the net loss for the nine months ended September 30, 1999 included corporate-related expenses of $9,078,000, equity compensation expense of $2,594,000 and net interest income of $2,000,000. There were $77,000 of corporate- related expenses incurred in the nine months ended September 30, 1998.

Exclusive of the non-cash amortization and related income tax benefit, the Company's net loss would have been $7,306,000 or $.34 per share for the nine months ended September 30, 1999 compared to $2,751,000 or $.13 per share for the nine months ended September 30, 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Revenues. Total revenues for the nine months ended September 30, 1999 were $69,516,000, compared to $39,760,000 for the nine months ended September 30, 1998, an increase of 74.8%. The increase was primarily attributable to an increase in the number of subscribers. Total subscribers at September 30, 1999 were approximately 561,000 compared to approximately 279,000 at September 30, 1998, an increase of 101.1%.

Access revenues for the nine months ended September 30, 1999 were $64,915,000, compared to $36,346,000 for the nine months ended September 30, 1998, an increase of 78.6%. The increase was primarily attributable to the increase in subscribers discussed above. The subscriber increase is a function of both organic growth and acquisitions.

Other revenues for the nine months ended September 30, 1999 totaled $4,601,000 compared to $3,414,000 for the nine months ended September 30, 1998, an increase of 34.8%.

Costs and Expenses. The following table provides a comparison of costs of revenues, operations and customer support, sales and marketing and general and administrative expenses as a percentage of total revenues:

                                                                     Nine Months Ended
                                                                        September 30,
                                                                 1999                  1998
                                                              (Pro Forma)           (Pro Forma)
                                                           ------------------------------------
Total costs of revenues                                         40.5%                 39.9%
Operations and customer support                                 14.0%                 15.8%
Sales and marketing                                             14.4%                 12.2%
General and administrative                                      33.4%                 30.3%

Total Costs of Revenues. Total costs of revenues as a percentage of revenues for the nine months ended September 30, 1999 increased to 40.5% from 39.9% for the nine months ended September 30, 1998. This increase is attributable to the initial costs associated with the increase in the Company's number of access points in 1999.

Operations and customer support. Operations and customer support expense as a percentage of revenues for the nine months ended September 30, 1999 decreased to 14.0% from 15.8% for the nine months ended September 30, 1998. The decrease is a result of the Company's ability to leverage this relatively fixed costs over a larger subscriber base.

Sales and marketing. Sales and marketing expense as a percentage of revenues for the nine months ended September 30, 1999 increased to 14.4% from 12.2% for the nine months ended September 30, 1998. The increase is the result of increased marketing promotions during 1999.

General and administrative. General and administrative expense as a percentage of revenues for the nine months ended September 30, 1999 increased to 33.4% from 30.3% for the nine months ended September 30, 1998. The increase in general and administrative expense is attributable to the various integration efforts of the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Amortization, Depreciation and Income Tax Benefit. The following table provides a comparison of pro forma amortization, depreciation and income tax benefit for nine months ended September 30, 1999 and September 30, 1998.

                                                        1999                        1998
                                                     (Pro Forma)                 (Pro Forma)
                                                -----------------------------------------------
Amortization                                       $68,241,000                 $59,086,000
Depreciation                                         5,157,000                   3,155,000
Income tax benefit                                   9,420,000                   7,778,000

Amortization. Amortization expense for the nine months ended September 30, 1999 totaled $68,241,000 compared to $59,086,000 for the nine months ended September 30, 1998. This increase is attributable to the increase in subscribers and customer lists acquired in the Transactions and Acquisitions.

Depreciation. Depreciation expense for the nine months ended September 30, 1999 totaled $5,157,000 compared to $3,155,000 for the nine months ended September 30, 1998. The increase is the result of increased capital expenditures resulting from the Company's continuing effort to improve its infrastructure to support its continued growth.

Income Tax Benefit. Income tax benefit for the nine months ended September 30, 1999 totaled $9,420,000 compared to $7,778,000 for the nine months ended September 30, 1998. As a result of the Transactions and the Acquisitions, the Company recognized a deferred tax liability of $43,785,000 related to the portion of the purchase price allocated to the customer lists.

Effects of Inflation

The Company does not believe that inflation has had a material impact on the Company's results of operations during the nine months ended September 30, 1999.

Additional Factors That May Affect the Company's Future Results

The future operating results of the Company may be affected by a number of factors, including the matters discussed below:

FLUCTUATION IN QUARTERLY RESULTS OF OPERATIONS. The Company's Internet service is subject to seasonal influences. The ISPs' revenue growth and profitability have generally been lower in the second and third quarter of a calendar year, primarily due to the lower level of business activity in the mid-spring and summer months.

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

The Company's success as a new national Internet service provider will depend largely on its ability to integrate the operations and management of its independent ISPs acquired and its ability to integrate additional ISPs it may acquire in the future. Failure to integrate its ISPs successfully may result in significant operating inefficiencies, which may reduce the Company's profitability. The Company will expend substantial managerial, operating, financial and other resources to integrate these businesses and implement its business model. In particular, to integrate its newly acquired ISPs successfully, the Company must install and standardize adequate operational and control systems, deploy equipment and telecommunications facilities, implement new marketing efforts in new as well as existing locations, employ qualified personnel to provide technical and marketing support for its various operating sites and continue to expand its managerial, operational, technical and financial resources.

ACQUISITIONS. If the Company cannot acquire additional Internet service providers, or if its acquisition activities are delayed, it may not be able to execute its business strategy. The Company's business strategy depends, in part, upon its ability to expand into new markets and broaden the services the Company provides by identifying and acquiring additional ISPs. In pursuing acquisitions, the Company competes against other Internet service providers, some of which are larger than the Company and have greater financial and other resources available. The Company competes for potential acquisitions based on a number of factors, including price, terms and conditions, size and growth potential, and ability to offer cash, stock or other forms of consideration. Since the Company intends to offer a combination of cash and stock to potential sellers of Internet service providers, any reduction in the Company's stock price due to market or other factors would negatively impact the Company's ability to pursue its acquisition strategy.

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

Year 2000 Readiness Disclosure Statement

The Year 2000 problem is the result of computer programs using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar business activities. In connection with the acquisition of its ISPs, the Company contacted each of its ISPs to determine its Year 2000 readiness and received representation from the former owners of each ISP that it does not face material, unresolved Year 2000 issues. Based on these representations and review of its Year 2000 readiness, the Company does not expect significant Year 2000 problems in its network.

During the third quarter of 1999, the Company entered into an agreement with PeopleSoft for a fully integrated financial system. Based upon representations made by the supplier of the financial system, the Company believes the financial system is Year 2000 compliant, and expect the financial system to be implemented in the majority of the ISPs by the end of 2000. The Company is developing a contingency plan to address any Year 2000 problems in the financial systems of these ISPs that will be implemented after 1999.

During the second quarter of 1999, the Company entered into an agreement with Kenan/Arbor Systems, a wholly owned subsidiary of Lucent Technologies, to help deliver a single, fully integrated billing system for its growing customer base. Based upon representations made by the supplier of the new billing system, the Company believe the billing system is Year 2000 compliant and expect that it will be implemented in three of the Company's ISPs by March 31, 2000. The Company plans to complete its implementation to the new billing system for the remainder of the ISPs by the end of 2000 and is currently developing a contingency plan to address any Year 2000 problems in the billing systems of these ISPs that will be implemented after 1999.

The Company has not independently verified the Year 2000 assurances received from the third party suppliers of the financial system or the billing system.

Program Execution and Oversight. The Company has established a Year 2000 Program Office and a program manager to coordinate appropriate activity and to help develop and implement a Year 2000 program. The Company's Year 2000 program consists of the following phases: (1) project planning and inventory of the Company's hardware, software and service providers, (2) assessment of potential year 2000 issues, (3) development of remedies to address the Year 2000 issues discovered during the assessment phase, (4) execution and testing of the remedies, and (5) the development of contingency plans to address potential Year 2000 failures. To execute the Company's Year 2000 program, the Company is utilizing both internal and external resources. The Company expects to complete the phases of its Year 2000 program by the end of the fourth quarter of 1999.

Assessment. During the third quarter of 1999, the Company hired an outside consulting firm to assist in analyzing and inventorying the hardware and software applications for each of its ISPs to determine how these applications might be affected by the Year 2000 problem. All of the Company's ISPs are in the process of, or have completed, internal testing of their software and computer systems to determine whether it is Year 2000 compliant. Of course, no Year 2000 testing can be fully comprehensive or simulate all possible circumstances of actual use and the ability of other products that may be used in conjunction with the applications, including any client products, to exchange date data consistently with the applications. Additionally, many of its ISPs have received assurances from their major vendors to assess their Year 2000 readiness, however, the ISPs have not independently verified the Year 2000 assurances received from the these major vendors.

Costs. From the inception of the Company's Year 2000 project through September 30, 1999, and based on the cost tracking methods the Company applied to this project, the Company has incurred pre-tax expense of approximately $250,000.
The Company expects to incur approximately $750,000 of pre-tax expense and approximately $1,000,000 of capital expenditures in connection with the Year
2000 project.    These costs will be expensed and capitalized as incurred. The costs and estimates provided include the Company's estimate of the cost of internal and external resources directly attributable to the Year 2000 program. The Company funded, and anticipates that it will continue funding, the costs of the Year 2000 program from cash flows. The estimates for the costs of the Year 2000 program are based upon management's best estimates and may be updated or revised as additional information becomes available. The Company currently believes these costs will not have a material effect on its financial condition, liquidity or results of operations. There may, however, be interruptions or other limitations of financial and operating systems' functionality, and the Company may incur additional costs to avoid these interruptions or limitations.

Risks. To the extent that the ISPs rely on external vendors or third-party network service providers with Year 2000 exposure, any failure by these vendors or service providers to resolve any Year 2000 issues on a timely basis or in a manner that is compatible with its systems could adversely affect the Company's
ability to provide services to its subscribers.   The inability to provide
Internet access could have an adverse impact on one or more of the Company's ISPs or the Company as a whole. Although some of its ISPs have investigated the readiness of their electrical, heating and telephone providers, most of them have not contacted these providers to determine Year 2000 readiness.

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

The Company's failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities or operations. Presently, however, the Company perceives that its most reasonably likely worst case scenario related to the Year 2000 is associated with potential concerns with third-party services or products. Specifically, the Company is heavily dependent on a significant number of third-party vendors to provide both network services and equipment. A significant Year 2000-related disruption of the network services or equipment provided to the Company by third-party vendors could cause customers to consider seeking alternate providers or cause an unmanageable burden on customer service and technical support, which in turn could materially and adversely affect its results of operations, liquidity and financial condition. The Company is not presently aware of any vendor-related Year 2000 issue that is likely to result in this type of disruption. Furthermore, its business depends on the continued operation of, and widespread access to, the Internet. To the extent that the normal operation of the Internet is disrupted by the Year 2000 issue, its results of operations, liquidity and financial condition could be materially and adversely affected. Although there is inherent uncertainty in the Year 2000 issue, the Company expects that as it progress in its Year 2000 program the level of uncertainty about the impact of the Year 2000 issue will be reduced significantly, and it should be better positioned to identify the nature and extent of material risk as a result of any Year 2000 disruptions.

Contingency Plans. The Company's Year 2000 program calls for the development of contingency plans for at-risk functions. The Company has established a Contingency Plan Committee to monitor and address the development of contingency plans. Due to the current phase of the Year 2000 program in which the Company is in, the Company is currently unable at this time to fully assess its risks and determine what contingency plans, if any, need to be implemented. As the Company progress in its Year 2000 program and identify specific risk areas, it intends to timely implement appropriate remedial actions and contingency plans. The estimates and conclusions included in this discussion contain forward-looking statements and are based on management's best estimates of future events. The Company's expectations about risks, future costs and the timely completion of its Year 2000 modifications may turn out to be incorrect and any variance from these expectations could cause actual results to differ materially from what has been discussed above. Factors that could influence risks, amount of future costs and the effective timing of remediation efforts include the Company's success in identifying and correcting potential Year 2000 issues and the ability of third-parties to appropriately address their Year 2000 issues.

The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat.
2386) enacted on October 19, 1998.

                          PART II:  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

1) From the effective date of the initial public offering registration to September 30, 1999, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

Repayment of indebtedness  directors
  and officers                                                     140,000
Repayment of indebtedness  other                                 7,397,000
Repayment of the founder notes                                   1,021,000
Cash portion of purchase price for
   Transactions and Acquisitions                               113,003,000
                                                              ------------
Total                                                         $121,561,000
                                                              ============


Item 5.  Other Information

         Subsequent to September 30, 1999, Dewey K. Shay, one of the Company's co-founders, resigned from his executive position as Chief Financial Officer. Mr. Shay will continue as a member of the Company's Board of Directors. Joseph M. Songer, the Company's Chief Controller, will serve as acting Chief Financial Officer.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits: (27) Financial Data Schedule

         (b)  Reports on Form 8-K: None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    ONEMAIN.COM, INC.
                                    -----------------

Date:   November 15, 1999           By: /s/ Joseph M. Songer
        -----------------               -----------------------------------
                                        Joseph M. Songer
                                        Acting Chief Financial Officer
                                        Chief Controller
                                        (Authorized Officer on behalf of
                                         Registrant and Principal Financial
                                         Officer)