Form 10-K
period 1999-12-31
ONEMAIN COM INC
filed 2000-03-30
CIK 1075530

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                       COMMISSION FILE NUMBER - 000-25599

                            ------------------------

                               ONEMAIN.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                               7375                         11-340073
   (STATE OR OTHER JURISDICTION         (PRIMARY STANDARD INDUSTRIAL      (I.R.S. IDENTIFICATION
OF INCORPORATION OR ORGANIZATION)     EMPLOYER CLASSIFICATION NUMBER)             NUMBER)

                            ------------------------

         1860 MICHAEL FARADAY DRIVE, SUITE 200, RESTON, VIRGINIA 20190
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 375-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              (TITLE OF EACH CLASS)                 (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
                      None                                              None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                 (TITLE CLASS)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 27, 2000 as reported on the NASDAQ National Market System, was approximately $273,518,805. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 27, 2000 there were 25,073,964 shares outstanding of the Registrant's Common Stock.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference into the following parts of the Form 10-K: Certain information required in Part III of the Form 10-K is incorporated by reference from the Registrants' Proxy Statement for its 2000 Annual Meeting of Stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                                    BUSINESS

OVERVIEW

     We provide Internet access and related services to individuals and businesses located predominantly in smaller metropolitan markets and rural communities throughout the United States. We believe individuals and businesses in these markets value local content and service and have traditionally been under-served by other national on-line service providers. We believe this lack of service creates an opportunity for us to meet their growing demand for Internet access and services. We emphasize creating an integrated relationship with our subscribers by maintaining a strong local presence in all of our markets. We intend to continue to strengthen this relationship by launching our geographic communities and by enhancing customer service through our planned regional customer care centers. Based on information published by ISP Report in its November/December 1999 issue, we are one of the ten largest independent Internet service providers in the United States based on number of subscribers. As of December 31, 1999, we served approximately 701,000 subscribers in 35 states.

     As part of strengthening our relationship with our subscribers, we are creating on-line geographic communities in each of our markets to enhance the on-line experience of our subscribers and to generate additional revenue. Each geographic community will be specific to a locale and will serve as a portal offering local, customized content, community message boards and chat rooms, Internet telephony, Web-based calendars and e-commerce, among other services. We seek to aggregate local content through revenue-sharing alliances and partnerships with different providers, such as the Bakersfield Californian newspaper which provides our Bakersfield, California subscribers with local news and information. In addition, we recently signed agreements with several national providers, including eCal, IntraACTIVE, MyWay.com, Net2Phone, Mail.com, theglobe.com, GoTo.com and nutripeak.com., to supplement our local content and bring universal content and functionality to our geographic communities. We launched our first geographic community in February 2000, and expect to launch geographic communities in the remainder of our current markets over the next 12 to 18 months.

     Our mission statement is to be the best customer-driven provider of Internet access, Internet services and local content to smaller metropolitan markets and rural communities. We focus on markets that are not within the top 25 metropolitan statistical areas in the United States. We benefit from the relatively low fixed costs for personnel and facilities in our markets. When fully integrated, we also expect to benefit from the reduced telecommunications and operating costs resulting from our national scale.

     We successfully completed an initial public offering of 8,500,000 shares of our common stock on March 30, 1999, concurrently with the acquisitions of 17 ISPs (the 'IPO Acquisitions'). On April 9, 1999, the underwriters exercised their over-allotment option to purchase 1,275,000 shares of common stock at the initial public offering price of $22.00 per share. As of December 31, 1999, we acquired all of the outstanding common stock, limited liability company interests and partnership interests of nine additional ISPs and selected assets of various other ISPs (the 'Subsequent Acquisitions'). As of December 31, 1999, the total purchase price, comprised of cash and common stock, for the IPO Acquisitions and Subsequent Acquisitions was approximately $340.3 million. Subsequent to December 31, 1999, we acquired all of the outstanding common stock of one other ISP for approximately $3.1 million in cash. For financial reporting purposes, the IPO Acquisitions have been accounted for under the purchase method of accounting from March 30, 1999 and the Subsequent Acquisitions from the dates of acquisition. Total pro forma revenues for the year ended December 31, 1999 were $102.3 million compared to $56.7 million for the year ended December 31, 1998, an increase of 80.4%. The increase was primarily attributable to an increase in the number of subscribers as a result of internal growth and strategic acquisitions during 1999. We had approximately 701,000 subscribers at December 31, 1999 compared to approximately 332,000 at December 31, 1998, an increase of 111.1%. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for further discussion of our results of operations.

OUR MARKET OPPORTUNITY

     The 25 largest metropolitan areas in the United States comprise only 50% of the U.S. population, leaving approximately 135 million individuals in hundreds of smaller markets as potential subscribers. In addition, the Internet penetration rate of these smaller markets is less than that of larger metropolitan areas. As of October 1999, approximately 62 million people, or 23% of the U.S. population, were within our market coverage. The local content to be provided by our geographic communities, our managerial talent, technological competence and localized sales and marketing skills provide us with what we believe are significant competitive advantages. Many of the national on-line service providers with whom we currently compete provide access in our markets only through long-distance calls, which make access more expensive for subscribers. All of our networks are accessible to our subscribers through a local telephone call.

     According to International Data Corporation, total United States ISP revenues are projected to grow from approximately $10.7 billion in 1998 to approximately $37.4 billion in 2003. In addition, International Data Corporation estimates that the number of users in the United States accessing the World Wide Web will increase from approximately 63 million at the end of 1998 to approximately 177 million in 2003.

OUR STRATEGY

     We intend to enhance the value of our company by continuing to grow our subscriber base and then leveraging our subscriber base to increase revenues and reduce costs. The following are the key elements of our strategy.

     MAINTAIN A HIGH LEVEL OF CUSTOMER SATISFACTION. We believe our subscribers are satisfied with our service as evidenced by our low churn rate shown below. In addition, the table below shows the growth in our subscriber base over the four quarters ending December 31, 1999:

                                     NUMBER OF SUBSCRIBERS(1)      PERCENTAGE GROWTH      AVERAGE MONTHLY
QUARTER ENDED:                          AT END OF QUARTER        FROM PREVIOUS QUARTER     CHURN RATE(2)
----------------------------------   ------------------------    ---------------------    ---------------
March 31, 1999....................            371,000                     11.7%                 2.7%
June 30, 1999.....................            472,000                     27.2                  2.3
September 30, 1999................            561,000                     18.9                  2.1
December 31, 1999.................            701,000                     25.0                  2.2

------------------
(1) Subscribers are customers to whom we provide dial-up Internet access, dedicated Internet access or Web hosting services.
(2) We define churn rate as the percentage obtained by dividing the number of subscribers that cancel, do not renew their subscriptions or are terminated minus those reactivated during a quarter by the average number of subscribers during that quarter. Average monthly churn rate is calculated as the quarter's churn rate divided by three.

     We intend to maintain and grow our subscriber base by continuing to provide easy-to-use Internet access and local and national marketing initiatives, as well as continuing to focus on local presence, providing superior customer service and technical support and introducing new products and services, as described below.

     CONTINUE TO FOCUS ON LOCAL PRESENCE. We believe that having a strong local presence in our markets helps us create an integrated relationship with our subscribers and is a key factor in our high subscriber retention rates and strong word-of-mouth referrals. We maintain our local presence by operating storefronts staffed with local sales and service personnel and by targeting our advertising and marketing campaign on a local level. In addition, by creating geographic communities to provide local content and community functionality, we believe that we can offer value-added services to our subscribers which will result in frequent and extended traffic and incremental revenue.

     Community presence and involvement. We target our advertising and marketing initiatives on a local level, by, among other things, sponsoring local events and sports teams. We serve our existing subscribers and intend to attract new subscribers through our 41 local storefronts, staffed with local sales and service personnel which allow subscribers to stop in and sign up for our Internet access in person.

     Creating geographic communities. The geographic communities are expected to provide local content and community functionality. We believe that these services will become an integral part of our subscribers' daily routine, promoting increased usage and loyalty.

     GENERATE NON-ACCESS REVENUE. We believe that our geographic communities will be a key driver in providing non-access revenue. Through our co-branding agreements with local and national partners, we expect to receive advertising and e-commerce revenue based on page impressions, purchases and subscriber activities. When launched, our geographic communities will comprise a series of localized content sites that will bring our subscribers local, granular content pertaining to their particular town or locale, such as news from a local on-line newspaper or the score from a high school football game. The communities will allow us to offer subscribers an enhanced on-line experience, which we anticipate will build subscriber loyalty and repeat usage. Additionally, we expect our geographic communities to generate revenue through alliances with different content partners.

     Over the past several months, we have developed a prototype of our communities and, currently, have begun launching our communities. In building this prototype, we have conducted extensive consumer demographic research on subscriber preferences, including a recently completed Web-based subscriber survey. We launched our first geographic community in Bakersfield, California in February 2000.

     In general, our geographic communities will seek to aggregate content through alliances and partnerships with different providers. By sourcing customized content from our partners, we expect to offer each locale's subscribers specific access to local information of interest, such as local news, entertainment and community events. In addition to local newspaper content, we also plan to build out local e-commerce platforms in our geographic communities. As a targeted distribution mechanism for advertising and e-commerce products, we provide advertisers and e-commerce products with an efficient method of reaching their targeted markets. We have agreements with several local and national providers to bring content and functionality to our geographic communities. These agreements provide for revenue sharing based on fees for service and advertising. These providers include the following:

     o Bakersfield Californian offers subscribers access to Bakersfield, California news, sports news, dining and entertainment and op-eds;

     o eCal provides our subscribers with a co-branded, fully integrated on-line calendar. Subscribers are able to manage their daily schedules, access information about local community events and create group calendars;

     o IntraACTIVE provides instant messaging and chat room functionality which can be customized to create topical chat rooms;

     o MyWay.com provides basic content of interest to subscribers on a daily basis. Items such as national news, national sports news, business news, family features, maps and directions are sourced from MyWay.com;

     o Net2Phone has built a co-branded communications center for our subscribers to use its Internet telephony services, which include PC2Phone, PC2Fax and PC2PC. We share in net revenues generated by subscriber calls through this co-branded communications center, which allows our subscribers to connect on-line to Net2Phone services. The communications center features free downloadable PC-to-phone software and downloadable instructions and details about Net2Phone's low calling rates. Net2Phone allows users to place low-cost, high quality calls from their computer, telephone or fax machine to any telephone or fax machine in the world;

     o Mail.com offers its Web-based e-mail product to our subscribers on a co-branded basis;

     o theglobe.com supplies a number of co-branded communications products that are used to foster greater interaction between subscribers and their communities. theglobe.com's products include message boards, group e-mail lists and homepage builder functionality;

     o GoTo.com offers its search engine capability, on a co-branded basis, throughout all of our geographic communities: and

     o nutripeak.com is our primary source for nutritional supplements and physical fitness information for our geographic communities.

     We believe size and market penetration have been factors in negotiating favorable financial terms in our agreements with national content providers. In most partnerships, we generate revenue through advertising revenue sharing or on-line sale proceeds, or are compensated on a page view basis through cost-per-page view pricing. In addition, our partners generally will host much of the content that they provide to us on their respective servers. This distribution arrangement should prove cost-effective for us, and because most of the content is co-branded, we are able to offer our subscribers a largely seamless on-line experience. As the planned rollout of the communities progresses, we will focus on bringing additional content and functionality to our subscribers.

     PROVIDE SUPERIOR CUSTOMER SERVICE AND TECHNICAL SUPPORT. We believe superior customer service is critical to our ability to retain existing subscribers and attract new subscribers. Our subscribers depend on the speed and reliability of our network and our ability to keep them connected to the Internet at all times. The knowledge and service-orientation of our customer service and technical support personnel is a key element in our ability to assist our subscribers in quickly resolving problems. To maintain the local, personalized nature of our customer service, we also intend to employ local customer service representatives who will be trained to respond to referrals from our planned regional customer care centers. Our strategy of creating a partnership between local service teams and regional customer care centers should enable us to capture economies of scale, improve quality and responsiveness and increase productivity, while allowing local personnel to focus on relationships with subscribers.

     To address individual subscriber needs, we will provide customer service 24 hours a day, seven days a week. This 24x7 service is currently being provided in some of our markets through our local operations, and we plan eventually to provide it in substantially all of our markets through regional customer care centers. These regional customer care centers will use the latest technology to provide a high level of customer service from the time the call is placed through the resolution of the problem. We intend to route calls quickly and efficiently over an integrated voice network. We are deploying Lucent Technologies' Definity family of telecommunications switches and associated support software throughout our network. The Lucent solution also includes:

     o skills based call routing, which matches personnel with calls based on specific skills;

     o look ahead call routing, which routes calls to the most underutilized center at the time; and

     o reporting software, which tracks calls from the moment they are received to the moment they end.

     INTRODUCE NEW PRODUCTS AND SERVICES. We intend to capitalize on opportunities to sell more profitable, value-added products and services to our existing subscribers and to pursue opportunities to open new markets through additional products and services, including:

     o wireless and broadband services, which allow the simultaneous transmission of voice, video and data channels;

     o Web hosting, which allows subscribers to have a Web site using our Web servers and equipment;

     o Web design, which includes all facets of designing a Web site for a subscriber; and

     o e-commerce applications, which allow businesses to easily create and operate a 'storefront' to sell merchandise over the Internet.

     In this regard, we recently signed an agreement with Research In Motion Limited, or RIM, where RIM will provide its BlackBerry Internet Edition to our subscribers. BlackBerry is designed to allow ISPs to offer an end-to-end wireless e-mail solution with single mailbox integration. The BlackBerry solution includes a wireless handheld device with integrated e-mail/organizer software, PC docking cradle, PC synchronization software and airtime, allowing mobile users to remotely access their e-mail, calendar, address book and task list.

     REALIZE BENEFITS OF SCALE. A primary focus of our company is to realize the benefits of scale in the following areas:

     Incremental revenue streams. We expect to leverage our growing subscriber base and user traffic to establish relationships with sponsors that want an Internet presence, third-party vendors, Internet portals and content providers. We expect these relationships to generate sponsorship and e-commerce revenues. We anticipate that these relationships will be incorporated into our on-line geographic communities and our corporate Web site.

     Reduce costs. We intend to take advantage of our national scale to increase our network and bandwidth purchasing power and consolidate business functions, thereby reducing our costs. Specifically, we intend to implement the following steps to reduce costs:

     o reduce our telecommunications costs system-wide by negotiating two or more relationships with national backbone providers to connect our subscribers to the Internet;

     o negotiate favorable local loop contracts and establish and expand co-location arrangements with local exchange carriers to substantially reduce our local loop costs;

     o establish and expand private peering relationships to reduce our costs and improve access and reliability for our subscribers;

     o consolidate our business functions;

     o migrate from multiple billing systems to a single standardized billing system;

     o negotiate volume discounts with equipment vendors; and

     o manage financial information through an integrated accounting and billing system.

     INCREASE FOCUS ON BUSINESS CUSTOMERS. We believe that one of the most rapid areas of growth in our revenues will be in business sales and service. Recognizing this potential, we created a dedicated business sales and service group. This new group is focusing on the needs of small to medium-sized businesses in our markets. We intend to compete in this area with other national and regional providers through a local presence and by providing high quality customer service and competitive products. The types of services our dedicated business sales group provides include:

     o dedicated Internet access, which provides a continuous connection to the Internet;

     o Web hosting, which offers businesses a presence on the Internet using our Web servers and related equipment;

     o virtual private networks, which allow businesses a secure means of transferring data between office locations and communicating with other users on the Web;

     o co-location facilities, which allow businesses to locate their own Web server at one of our points of presence; and

     o networking products, which consist of routers and local access networks.

     The business sales group is structured on a regional basis. We anticipate that each region will have a management team consisting of a sales manager, director of operations, network engineer and network operations manager. Each regional office will also have an outside sales team, a back office support team and a Web development team.

     CONTINUE TO ACQUIRE ADDITIONAL ISPS. We intend to continue our growth by acquiring additional ISPs and subscribers within existing and contiguous markets to increase our density in these markets and by acquiring independent ISPs and subscribers in targeted new markets to increase our scale and geographic scope. The ISP industry remains fragmented, with over 8,300 ISPs in the United States as of January 1, 2000, according to internet.com. Many of these ISPs operate in the markets in which we will focus our strategy. When determining which ISPs to acquire, we focus on the following criteria:

     o rapid revenue and subscriber growth;

     o strong EBITDA margins;

     o low subscriber turnover or churn rates;

     o proximity to our existing ISPs, or sufficient scale in a new target market;

     o high density, defined as a high ratio of subscribers to POPs;

     o limited competition;

     o consistent network platforms provided by common vendors that can be integrated readily into our network; and

     o experienced and capable management teams.

     We believe ISPs in our target markets will continue to be attracted to and benefit from the opportunity to affiliate with us. We believe that we offer local ISP owners an attractive opportunity based upon, among other factors:

     o empowering local ISP owners to use their local market knowledge to build market share and density by providing them with access to sufficient capital and resources;

     o reducing telecommunications costs and improving network infrastructure attributable to a larger, national scale; and

     o offering current owners and employees a combination of liquidity and upside financial potential through equity ownership in a publicly traded entity.

SERVICES

     We offer services to meet the needs of both individual and business users. Our primary services are dial-up Internet services, which include Internet access through standard dial-up modems and various Internet applications such as:

     o electronic mail, which allows subscribers to send or receive messages to or from any other person with an Internet address;

     o browsing the World Wide Web;

     o Internet relay chat, which allows real-time communication between individuals;

     o file transfer protocol, which allows files to be transferred between a host computer and a remote computer; and

     o Usenet news group services, which is a worldwide bulletin board system that can be accessed through the Internet and contains forums, called newsgroups, that cover numerous interest groups.

     We are moving toward a standardized product set and standard pricing nationwide as we advance through our integration process.

     We offer month-to-month, semi-annual and annual subscription accounts to our members. The semi-annual and annual subscriptions are discounted. Our subscribers are able to sign up over the telephone, through the use of a compact disc distributed directly through local dealers and the mail, by walking into one of our local offices, via the World Wide Web at the OneMain.com web site or our local Web sites. Our subscribers may be billed through automatic charges to their credit cards or bank accounts, via invoicing or, in keeping with our 'hometown internet' philosophy, they may walk into our local offices and pay their accounts in person.

     We also offer DSL, which provides high-speed Internet access using digital service technology through traditional telephone lines. We recently contracted with Covad Communications to resell their DSL services in our markets, as available.

     In addition to dial-up access, we currently offer the following services:

     o dedicated analog services, which provide a continuous connection at a range of speeds using traditional telecommunications lines and frame relay communications services for greater speed and reliability;

     o dial-up and dedicated service through Integrated Services Digital Network
       (ISDN) and which combines voice and digital network services through a single medium;

     o cable Internet access through the use of modems integrated with local cable television networks; and

     o fractional and full T1 Internet lines, which are capable of transmission speeds of up to 1.54 Megabytes per second, or Mbps.

     We offer Web hosting for businesses and other organizations that wish to create their own Web sites without maintaining their own Web servers and high-speed Internet connections. Our Web hosting services feature:

     o state-of-the-art Web servers for high speed and reliability;

     o a high quality connection to the Internet;

     o specialized customer service; and

     o advanced services features, such as secure transactions and site usage reports.

     We also offer Web design services. These services range from simple one page Web design requests to full company presentations. We also package our Web design services with Web hosting.

OPERATIONS

     MANAGING OUR ISPS THROUGH REGIONAL OPERATING GROUPS. We are organized into four regional operating groups. These operating groups:

     o manage our business on a day-to-day basis;

     o target market growth opportunities;

     o manage network functions;

     o provide customer service; and

     o integrate acquired subscribers.

     Each of the operating groups has local storefronts in the following cities and communities:

EAST OPERATING GROUP

o Osterville, Massachusetts          o Montoursville, Pennsylvania        o Warren, Pennsylvania
o Ephrata, Pennsylvania              o Sunbury, Pennsylvania              o Burlington, Vermont
o Fayetteville, Pennsylvania

SOUTH OPERATING GROUP

o Fort Smith, Arkansas               o Merritt Island, Florida            o Winfield, Kansas
o Altamonte Springs, Florida         o Wichita, Kansas

CENTRAL OPERATING GROUP

o Carbondale, Illinois               o Flint, Michigan                    o Jackson, Tennessee
o Mount Vernon, Illinois             o Jackson, Minnesota                 o Knoxville, Tennessee
o Quincy, Illinois                   o Rochester, Minnesota               o Memphis, Tennessee
o Springfield, Illinois              o Washington, Missouri               o Nashville, Tennessee
o Anderson, Indiana                  o Omaha, Nebraska                    o Blacksburg, Virginia
o Fort Wayne, Indiana                o Portsmouth, Ohio                   o Mabscott, W. Virginia
o Indianapolis, Indiana              o Columbia, South Carolina
o Lafayette, Indiana                 o Cookeville, Tennessee

WEST OPERATING GROUP

o Bakersfield, California            o Sacramento, California             o Portland, Oregon
o Fresno, California                 o San Luis Obispo, California
o Rocklin, California                o Billings, Montana

     INTEGRATION OF OUR LOCAL OPERATIONS. The network integration of our local operations consists of:

     o building a backbone for Internet connectivity and custom interface services such as mail and news;

     o creating Web-caching services;

     o upstreaming Internet connectivity by using multiple Tier 1 ISPs;

     o deploying redundant national network operations centers; and

     o eliminating redundant network components.

     We believe that our scalable services architecture will provide a cost effective common platform for our operations, will provide redundant connectivity and will easily support new services.

     In addition to building an integrated network, we are also integrating our accounting, billing and financial systems across our company. When completed, this integration will allow:

     o reduced costs by streamlining business processes;

     o real-time analysis of trends and more comprehensive analysis of subscriber churn;

     o more timely reporting of financial information;

     o integration of customer care and billing data to improve timely customer support; and

     o improved time to market.

     We currently anticipate that in the next 12 to 18 months, all of our current subscribers will be integrated.

     SERVICES. As part of the integration process, we selected the following vendors to provide us with various software and services:

     o Kenan Arbor/BP for our billing software;

     o PeopleSoft for our financial software;

     o Crystal Report Writer for our financial reporting software;

     o Paymentech for our credit card and electronic funds transfer clearing house services;

     o Oracle for our subscriber database; and

     o Lucent for our customer care center integration.

     We have also created interfaces to allow communications between all of these applications to maximize the utility of the integration.

SALES AND MARKETING

     Our marketing group is a combination of national marketing employees in our corporate office and regional marketing groups. Through this combination of national and regional expertise, we are able to design and implement a cohesive nationwide marketing plan while maintaining our local focus.

     Our marketing plan includes national advertising and public relations initiatives as well as local marketing and community programs. Our marketing program uses seasonal promotions, multiple media vehicles and grass roots involvement to increase our subscriber base. We have placed advertisements with local and regional print, radio, television and outdoor companies. As part of our local strategy, we have sponsored community organizations, sports teams and educational institutions. Together, these marketing strategies have helped us target desired new subscribers while building our brand identity in our markets.

     Sales are executed by our sales personnel as well as by our Web-based sign-up program available through our CDs or our Web site. In addition, we have an extensive network of approximately 3,000 dealers working together with our local operating companies. Dealers are paid either by the subscriber, as a percentage of revenue generated, or a combination of the two methods. Our dealers range from small computer stores to local newspapers that are within our local communities.

OUR NETWORK AND SYSTEM

     NETWORK. Using a phased approach, we are now integrating our local networks into a single, unified network with local, regional and national components. The specific phase one plan will connect networks in close geographic proximity to form regional networks with high speed, redundant Internet connections. Each of the regional networks will have network connectivity to our east and west coast data centers via approximately 13 ATM network nodes. The ATM network will allow us to maintain cost effective and consistent connectivity to vital subscriber services located at the data centers.

     When fully integrated, our network will permit the implementation of a central, highly scalable, server architecture. We are currently in contract negotiations with several telecommunications carriers to procure national contracts for upstream Internet connectivity, national ATM network connectivity and regional network connectivity. The contracts, in their current form, will reduce network costs per subscriber in several areas, and allow us to respond quickly to new business requirements for network connectivity.

     SYSTEM. We are implementing a redundant, scalable system architecture which enables us to provide reliable and efficient services to our subscribers. We have installed Cisco routers and F5 service switches to receive and route data sent to our system. Our bank of Sun workstations and Network Appliance disk farms safely organizes and stores data. In addition, our Web hosting, electronic mail, news and authentication servers are connected via an ATM service backbone. Each of these systems is scalable, allowing us to increase capacity as our subscriber base grows and as we enter new markets.

COMPETITION

     The market for providing Internet access is extremely competitive and highly fragmented. Our current and prospective competitors include:

     o other national, regional and local Internet service providers, such as America Online, Microsoft Network, Prodigy, Earthlink, Internet America and Voyager, including those who provide free access such as NetZero, Juno and FirstUp;

     o long-distance and local telecommunications companies, including AT&T, MCI WorldCom and Sprint;

     o cable television companies offering high speed Internet access via cable modem, either directly or through alliances with Internet access providers such as Excite@Home, Roadrunner and AT&T;

     o direct broadcast satellite companies; and

     o wireless communications providers.

     As a result of an increase in the number of competitors, and vertical and horizontal integration in the industry, we currently face and expect to continue to face significant competition. Many of our competitors have greater market presence, brand recognition and financial, technical and personnel resources than we do, including, in some instances, a large, existing commercial subscriber base. Telecommunications providers also may have the ability to bundle Internet access with basic local and long-distance telecommunications services. Other alternative service companies are approaching the Internet access market with various newer wireless terrestrial- and satellite-based service technologies.

     In addition, a number of national Internet service providers recently entered into alliances with traditional chain retailers under which the retailer will feature its allied Internet service provider in its stores. Examples include recently announced alliances between America Online and Wal-mart, America Online and Best Buy, and Microsoft Network and Kmart. These alliances may prove to have a significant negative impact on our business since these retail chains provide a ready-made distribution channel into our targeted smaller metropolitan markets and rural communities. In addition, the recently announced merger between America Online and Time Warner, Inc. will provide America Online with substantial content for its site and broadband access, which could have a significant negative impact on our business.

     We believe the primary competitive factors that will enable us to succeed in our markets are our local presence, knowledgeable salespeople, responsive customer support personnel, quality technical support and local content. Other important factors include price, the timing of introductions of new products and services and industry and general economic trends.

GOVERNMENT REGULATION

     We provide Internet access, in part, through transmissions over public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. As an Internet access provider, we are not currently directly regulated by the FCC or any other agency, other than regulations applicable to businesses generally. We could, however, become subject in the future to regulation by the FCC and/or other regulatory agencies as a provider of basic telecommunications services.

     These regulations could affect the charges that we pay to connect to the local telephone network or for other purposes. Currently, we, like other Internet access providers, are not required to pay carrier access charges. Access charges are assessed by local telephone companies to long-distance companies for the use of the local telephone network to originate and terminate long-distance calls, largely on a per minute basis. Access charges have been a matter of continuing dispute, with long-distance companies complaining that the rates are substantially in excess of cost and local telephone companies arguing that access rates are justified to subsidize lower local rates for end users and other purposes. In May 1997, the FCC reaffirmed its decision that Internet access providers should not be required to pay carrier access charges.

     To the extent that an end user's call to an Internet access provider is local rather than long distance, the local telephone company that serves the ISP may be entitled to reciprocal compensation from the end user's local telephone company. Reciprocal compensation is a reimbursement from one local telephone company to a second one for handling calls that originate with the first local telephone company and terminate with the second one. To the extent that a call from an end user to an ISP is considered local, the local telephone company serving an ISP would be entitled to reciprocal compensation. This payment of reciprocal compensation reduces the local telephone company's costs and ultimately reduces the ISP's cost. The FCC recently determined that most, but not all, traffic to an Internet access provider is generally interstate in nature rather than intrastate. This determination could potentially eliminate the payment of reciprocal compensation to the local telephone company, which ultimately may affect our costs. The FCC has yet to rule on the specific issue of federal regulatory treatment of interstate traffic from an end user served by one local telephone company to an ISP served by another local telephone company. The FCC has stated, however, that state commissions may determine whether, in some circumstances, reciprocal compensation should be paid pending its resolution of the question. These state decisions may affect the cost structure in our industry.

     The FCC also has concluded that Internet access providers should not be required to contribute to a new universal service fund established to replace current local rate subsidies and to meet other public policy objectives, such as enhanced communications systems for schools, libraries and health care providers. As a result, unlike telecommunications carriers and other telecommunications providers, Internet access providers do not have to contribute a percentage of their revenues to the federal universal service fund and are not expected to be required to contribute to similar funds being established at the state level. Both the access charge and universal service treatment of Internet access providers, however, are the subjects of further FCC proceedings and could change. Telephone companies are actively seeking modification or reversal of the FCC decisions, and their arguments are gaining more support as Internet-based telephony begins to compete with conventional telecommunications companies. We are not in a position to predict how these matters will be resolved, but we could be adversely affected if, in the future, we and other ISPs are required to pay access charges or contribute to universal service support or our local telephone companies no longer receive reciprocal compensation for our traffic.

     The law relating to the liability of Internet access providers and on-line services companies for information carried on or disseminated through their networks is developing. Although federal law insulates ISPs and on-line service providers from liability for third-party information disseminated over their systems in many instances, and such immunity is supported by a growing number of common law decisions, the law in this area is not settled. Although no claims seeking to impose this type of liability have been asserted against our ISPs to date, there can be no assurance that these claims will not be asserted in the future or, if asserted, will not be successful. As the law in this area develops, the potential imposition of liability upon us for information carried on and disseminated through our network could require us to implement measures to reduce our exposure to this liability, which may require the expenditure of substantial resources or the discontinuation of some of our products or service offerings. Any costs that are incurred as a result of contesting any asserted claims or the consequent imposition of liability could materially adversely affect our profitability.

     The Omnibus Budget Appropriations Act of 1998 included provisions providing for a three-year moratorium on state and local taxes on: (1) Internet access, unless the tax was generally imposed and actually enforced prior to October 1, 1998, or (2) multiple or discriminatory taxes on electronic commerce. Those states in which we are currently operating that have enforceable sales tax laws on Internet access fees are Ohio and Tennessee. There is no guarantee that we will not, through future acquisitions, become subject to sales tax on Internet access fees in other states where a sales tax is currently enforceable or that the general Federal moratorium will continue in the future for Internet access fees. While this tax, if imposed, would be passed through to the subscriber, there is no assurance that our subscribers would be willing to pay the increased amount due, thereby potentially reducing the pre-tax access fee that we would collect from our subscribers.

     The Budget Act also established the Advisory Commission on Electronic Commerce to conduct a study of Federal, state, local and international taxation and tariff treatment of sales transactions involving the Internet and Internet access and make recommendations to Congress. These recommendations have not yet been made to Congress and, therefore, the outcome of the Advisory Commission's study is unknown. Legislation that may be enacted as a result of the Advisory Commission's recommendations could have a detrimental impact on revenue as described above and could result in significant compliance costs.

     Due to the increasing popularity and use of the Internet, a number of laws and regulations have been adopted in recent months, and it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, user privacy, pricing and copyright infringement. Laws and regulations potentially affecting us have been adopted, and may be adopted in the future, by federal and state governments, as well as by foreign governments. We cannot predict the impact, if any, that recent and any future regulatory changes or developments may have on our business, financial condition and results of operations. Changes in the regulatory environment relating to the Internet access industry, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on our business.

PROPRIETARY RIGHTS

     General. Although we believe that our success is more a function of our technical expertise and customer service than our proprietary rights, our success and ability to compete depends in part upon our technology. We rely on a combination of copyright, trademark and trade secret laws, and contractual restrictions to establish and protect our technology. It is our policy to require employees and consultants and, when possible, suppliers to execute confidentiality agreements upon the commencement of their relationships with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances. We cannot provide any assurances that the steps we have taken will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

     Licenses. We have obtained authorization to use the products of each manufacturer of software that we bundle in our front-end software product for our subscribers. The particular applications included in our starter-kit have, in some cases, been licensed. We currently intend to maintain or negotiate renewals of, as the case may be, all existing software licenses and authorizations as necessary. We may also want or need to license other applications in the future. License fees charged to us upon enrollment of additional subscribers are included in the cost of subscriber start-up fees. Other applications included in our starter kit are shareware that we have obtained permission to distribute or that are from the public domain and are freely distributable.

PERSONNEL

     As of December 31, 1999, we employed approximately 1,159 individuals on a full-time equivalent basis. None of our employees are represented by a labor union. We are not a party to any collective bargaining agreement.

ITEM 2. PROPERTIES

     Our headquarters are located in Reston, Virginia. Our local operations lease space in their markets for their network points of presence or POPs and also for office space. We do not believe the locations of the properties in which we lease office or POP space or the terms of any of our leases, individually, are material. We anticipate that we will require additional space for POPs as we expand, and believe that we will be able to obtain suitable space as needed.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any pending legal proceeding that would have a material effect on our consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

     The following table sets forth the range of high and low sale prices for our common stock for the periods indicated as reported on the Nasdaq National
Market:

FOR THE QUARTER ENDED:                                                                   HIGH      LOW
-------------------------------------------------------------------------------------   ------    ------
March 31, 1999.......................................................................   $46.75    $28.00
June 30, 1999........................................................................   $41.00    $14.19
September 30, 1999...................................................................   $34.00    $14.75
December 31, 1999....................................................................   $24.00    $14.38

     We have not declared, nor have we paid, any dividends on our common stock and we do not intend to pay dividends on our common stock in the foreseeable future. Instead, we will retain our earnings to finance the expansion of our business and for general corporate purposes.

     As of March 27, 2000 there were approximately 502 stockholders of record of our common stock. We do not have any outstanding shares of preferred stock.

EXCHANGE INFORMATION

     Our common stock is traded on the Nasdaq National Market System under the symbol 'ONEM.'

ITEM 6. SELECTED FINANCIAL DATA

                 SELECTED FINANCIAL DATA FOR ONEMAIN.COM, INC.

     Presented below are selected financial data for the year ended December 31, 1999 and the period from August 19, 1998 (inception) through December 31, 1998, as well as the selected pro forma financial data for the years ended December 31, 1999 and 1998.

     The selected historical statement of operations data for the year ended December 31, 1999 and the period from August 19, 1998 (inception) through December 31, 1998 and the selected historical balance sheet data at December 31, 1999 and 1998 have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent public accountants, whose report with respect to these financial statements is included elsewhere in this Annual Report on Form 10-K.

     The selected pro forma financial income statement information includes (a) our historical consolidated results combined with the 17 ISPs as if the IPO Acquisitions had occurred on January 1, 1998; (b) the amortization of goodwill and customer lists resulting from the IPO Acquisitions; (c) the elimination of interest expense for the debt that was paid from the IPO proceeds; and (d) an income tax benefit at an appropriate rate. The selected pro forma financial information includes the results of operations of the Subsequent Acquisitions from the dates of acquisition only.

     The pro forma combined financial information does not purport to represent what our results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project our results of operations for any future period.

                 SELECTED FINANCIAL DATA FOR ONEMAIN.COM, INC.
              (IN THOUSANDS, EXCEPT PER SHARE AND SUBSCRIBER DATA)


                                                                        FOR THE PERIOD
                                                                        AUGUST 19, 1998
                                                                          (INCEPTION)       PRO FORMA       PRO FORMA
                                                         YEAR ENDED         THROUGH         YEAR ENDED      YEAR ENDED
                                                        DECEMBER 31,     DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                                            1999             1998              1999            1998
                                                        ------------    ---------------    ------------    ------------
                                                                                           (UNAUDITED)     (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
REVENUES:
  Access revenues....................................    $   78,296        $      --        $   96,263      $   51,814
  Other revenues.....................................         4,469               --             6,003           4,873
                                                        ------------    ---------------    ------------    ------------
    Total revenues...................................        82,765               --           102,266          56,687
Costs and expenses:
  Costs of access revenues...........................        31,027               --            38,744          21,573
  Costs of other revenues............................         1,463               --             1,837           1,214
  Operations and customer support....................        12,124               --            14,908           8,834
  Sales and marketing................................        14,096               --            16,466           7,115
  General and administrative (exclusive of non-cash
    compensation expense shown below)................        31,350              761            35,937          18,439
  Non-cash compensation..............................         2,594               --             2,594              --
  Amortization.......................................        76,961               --            97,774(1)       79,105(1)
  Depreciation.......................................         7,587               --             8,889           4,281
  Other (income) expense, net........................          (137)              --              (149)            319
                                                        ------------    ---------------    ------------    ------------
    Total costs and expenses.........................       177,065              761           217,000         140,880
Loss from operations.................................       (94,300)            (761)         (114,734)        (84,193)
Interest income......................................         3,225               --             3,251              93
Interest expense.....................................          (640)              (4)             (722)           (221)
                                                        ------------    ---------------    ------------    ------------
Loss before income tax benefit.......................       (91,715)            (765)         (112,205)        (84,321)
Income tax benefit...................................        10,470               --            13,353          10,292
                                                        ------------    ---------------    ------------    ------------
Net loss.............................................    $  (81,245)       $    (765)       $  (98,852)     $  (74,029)
                                                        ------------    ---------------    ------------    ------------
                                                        ------------    ---------------    ------------    ------------
Basic and diluted net loss per share.................    $    (4.38)       $   (0.16)
                                                        ------------    ---------------
                                                        ------------    ---------------
Shares used in the calculation of basic and diluted
  net loss per share.................................        18,568            4,668
                                                        ------------    ---------------
                                                        ------------    ---------------
Pro forma basic and diluted net loss per share.......                                       $    (4.45)     $    (3.62)
                                                                                           ------------    ------------
                                                                                           ------------    ------------
Shares used in the calculation of pro forma basic and
  diluted net loss per share.........................                                           22,222          20,422
                                                                                           ------------    ------------
                                                                                           ------------    ------------
OTHER OPERATING DATA:
Approximate number of subscribers at end of period...       701,000               --
Cash flows from operating activities.................    $    2,553        $    (375)
Cash flows from investing activities.................    $ (156,613)       $      --
Cash flows from financing activities.................    $  180,987        $     547
EBITDA(2)............................................    $   (9,752)       $    (761)

------------------
(1) Consists of amortization expense of $96,930 and $77,910 for the years ended December 31, 1999 and 1998 recorded as a result of acquisitions. These amortization charges are attributable primarily to goodwill and subscriber lists and are amortized over three years.

(2) EBITDA represents earnings or losses before interest, taxes, depreciation and amortization. We have included EBITDA in these data because it is a measure commonly used by investors to analyze and compare companies on the basis of operating performance, EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for operating income (loss), net income (loss) or cash flows from operating activities for purposes of analyzing our operating performance, financial position or cash flows. Not all companies define EBITDA in the same way, and our EBITDA is not necessarily comparable to EBITDA reported by other companies.

                                 (IN THOUSANDS)

                                                                                                DECEMBER 31,
                                                                                            --------------------
                                                                                              1999         1998
                                                                                            --------      ------
CONSOLIDATED BALANCE SHEET DATA:
Working capital deficit..................................................................   $(30,929)     $ (718)
Total assets.............................................................................   $434,893      $6,331
Long-term debt and other liabilities.....................................................   $ 40,968      $   --
Stockholders' equity (deficit)...........................................................   $310,874      $ (718)

                SELECTED HISTORICAL FINANCIAL DATA FOR OUR ISPS
                     (IN THOUSANDS, EXCEPT SUBSCRIBER DATA)

     The selected financial data of our initial predecessor 17 ISPs acquired upon the closing of our IPO have been presented below. The selected historical statement of operations data for the three months ended March 31, 1999 and for the years ended December 31, 1998 and 1997 and the selected historical balance sheet data at December 31, 1998 have been derived from the companies' audited financial statements included elsewhere in this Annual Report. The selected historical statement of operations data for the years ended December 31, 1996 and 1995 and the selected historical balance sheet data at December 31, 1997, 1996 and 1995 have been derived from the companies' audited financial statements not included elsewhere in this Annual Report on Form 10-K. All of our ISPs have fiscal years ending December 31. Subscriber information for December 31, 1995 is not available.

                                                      FOR OR AT THE THREE      FOR OR AT THE YEARS ENDED DECEMBER 31,
                                       COMMENCED         MONTHS ENDED        -------------------------------------------
                                      OPERATIONS        MARCH 31, 1999         1998        1997       1996        1995
                                    ---------------   -------------------    --------    --------    -------    --------
STATEMENT OF OPERATIONS DATA:
EAST OPERATING GROUP
  D&E SuperNet, Inc.
    Revenues.....................   July 1995              $   1,705         $  3,947    $  1,749    $   842    $    120
    Operating income (loss)......                          $      13         $    457    $    117    $   (11)   $   (190)
    Subscribers..................                             27,445           23,150       7,395      3,499          --
  SunLink, Inc.
    Revenues.....................   October 1995           $     576         $  1,411    $    798    $   225    $      7
    Operating income (loss)......                          $     104         $    (61)   $    150    $    --    $     (9)
    Subscribers..................                              9,609            8,497       3,914      1,390          --
  LebaNet, Inc.
    Revenues.....................   March 1996             $      77         $    298    $    200    $   149
    Operating income.............                          $      40         $    116    $     35    $    53
    Subscribers..................                                237              233         253        289
  TGF Technologies, Inc.
    Revenues.....................   November 1994          $   1,602         $  4,955    $  2,512    $ 1,145    $    603
    Operating income (loss)......                          $      58         $   (126)   $   (916)   $  (509)   $   (650)
    Subscribers..................                             30,228           27,189      15,239      5,858          --
SOUTH OPERATING GROUP
  SouthWind Internet Access, Inc.
    Revenues.....................   October 1994           $     680         $  2,170    $  1,438    $   837    $    202
    Operating income.............                          $       7         $    330    $    365    $   187    $      4
    Subscribers..................                             12,025           11,287       8,116      5,185          --
  Horizon Internet Technologies,
    Inc.
    Revenues.....................   July 1995              $     392         $  1,161    $    435    $   149    $      2
    Operating (loss) income......                          $    (107)        $     58    $    (53)   $    --    $    (14)
    Subscribers..................                              7,594            7,261       3,126        807          --

                     (IN THOUSANDS, EXCEPT SUBSCRIBER DATA)

                                                      FOR OR AT THE THREE      FOR OR AT THE YEARS ENDED DECEMBER 31,
                                       COMMENCED         MONTHS ENDED        -------------------------------------------
                                      OPERATIONS        MARCH 31, 1999         1998        1997       1996        1995
                                    ---------------   -------------------    --------    --------    -------    --------
  Internet Partners of America,
    LC
    Revenues.....................   June 1995              $   1,643         $  4,426    $  1,857    $   931    $     28
    Operating income (loss)......                          $      51         $   (519)   $   (979)   $(1,162)   $   (150)
    Subscribers..................                             25,699           24,183      13,060      6,789          --
  PalmNet, USA, Inc.
    Revenues.....................   April 1996             $     216         $    626    $    432    $    96
    Operating income (loss)......                          $      52         $    119    $     80    $   (52)
    Subscribers..................                              5,544            5,337       2,824      1,600
  Internet Access Group, Inc.
    Revenues.....................   January 1995           $     384         $  1,534    $  1,179    $   951    $    393
    Operating (loss) income......                          $     (27)        $    (59)   $     36    $    33    $   (138)
    Subscribers..................                              5,189            4,931       3,887      2,574          --
CENTRAL OPERATING GROUP
  United States Internet, Inc.
    Revenues.....................   April 1994             $   2,832         $  6,515    $  4,174    $ 2,507    $    890
    Operating loss(1)............                          $    (169)        $ (4,650)   $   (226)   $(1,851)   $ (2,593)
    Subscribers..................                             38,523           35,289      16,219     10,927          --
  ZoomNet, Inc.
    Revenues.....................   September 1995         $     805         $  1,968    $    858    $   273    $     19
    Operating income (loss)......                          $     155         $    202    $    162    $   (13)   $     (1)
    Subscribers..................                             15,616           12,921       5,309      1,997          --
  Midwest Internet, L.L.C.
    Revenues.....................   March 1995             $   1,596         $  4,091    $  2,523    $ 1,790    $    186
    Operating income (loss)......                          $     295         $    500    $     59    $  (482)   $   (197)
    Subscribers..................                             24,693           21,581      11,474     11,529          --
  Internet Solutions, L.L.C.
    Revenues.....................   October 1995           $     413         $  1,003    $    446    $   141    $      7
    Operating income (loss)......                          $      22         $    113    $      6    $   (75)   $    (47)
    Subscribers..................                              6,983            5,437       2,667      1,010          --
  FGINet, Inc.
    Revenues.....................   November 1994          $     598         $  1,494    $    818    $   275    $     34
    Operating loss...............                          $     (37)        $   (104)   $     --    $  (125)   $     (4)
    Subscribers..................                             11,440           10,031       4,601      2,919          --
  Superhighway, Inc. d/b/a
    Indynet
    Revenues.....................   June 1995              $     866         $  3,013    $  2,106    $ 1,249    $    248
    Operating income.............                          $     152         $    150    $    460    $   239    $     28
    Subscribers..................                             19,314           18,114      12,468      6,556          --
WEST OPERATING GROUP
  Lightspeed Net, Inc.
    Revenues.....................   March 1995             $   1,266         $  4,653    $  3,086    $ 1,124    $     85
    Operating loss...............                          $     (59)        $   (519)   $ (1,243)   $(1,066)   $   (385)
    Subscribers..................                             15,698           15,672      15,533      4,059          --
  JPS.Net Corporation
    Revenues.....................   January 1997           $   3,850         $  9,002    $  2,074
    Operating loss...............                          $     (36)        $   (853)   $   (993)
    Subscribers..................                            115,002          100,736      32,119
TOTAL
    Revenues.....................                          $  19,501         $ 52,267    $ 26,685    $12,684    $  2,824
    Operating income (loss)......                          $     514         $ (4,846)   $ (2,940)   $(4,834)   $ (4,346)
    Subscribers..................                            370,839          331,849     158,204     66,988          --

------------------
(1) Operating loss for the years ended December 31, 1998, 1997, 1996, and 1995 includes incentive compensation expense (benefit) of $3,341, $(599), $581, and $1,681, respectively. This expense (benefit) is attributable to compensation expense related to United States Internet's stock appreciation rights.

                     (IN THOUSANDS, EXCEPT SUBSCRIBER DATA)

                                                                                         DECEMBER 31,
                                                                           ----------------------------------------
                                                                            1998       1997       1996       1995
                                                                           -------    -------    -------    -------
BALANCE SHEET DATA:
EAST OPERATING GROUP
  D&E SuperNet, Inc.
     Total assets.......................................................   $ 3,560    $   767    $   596    $   228
     Long-term debt.....................................................   $ 2,180    $    --    $    --    $    --
     Total stockholders' equity.........................................   $   597    $    46    $    --    $    52
  SunLink, Inc.
     Total assets.......................................................   $   698    $   437    $   149    $    22
     Long-term debt.....................................................   $   345    $    13    $     8    $     5
     Total stockholders' equity.........................................   $    76    $   157    $    18    $    11
  LebaNet, Inc.
     Total assets.......................................................   $   109    $   115    $    75
     Long-term debt.....................................................   $    --    $    --    $    --
     Total stockholders' equity.........................................   $   103    $    49    $    25
  TGF Technologies, Inc.
     Total assets.......................................................   $ 1,640    $ 1,277    $   723    $   317
     Long-term debt.....................................................   $   574    $   758    $   355    $    40
     Total stockholders' (deficit) equity...............................   $   (49)   $  (388)   $    54    $   155
SOUTH OPERATING GROUP
  SouthWind Internet Access, Inc.
     Total assets.......................................................   $   620    $   609    $   428    $   159
     Long-term debt.....................................................   $    37    $   139    $   167    $    90
     Total stockholders' equity.........................................   $   464    $   398    $   207    $    31
  Horizon Internet Technologies, Inc.
     Total assets.......................................................   $   558    $   178    $    80    $    36
     Long-term debt.....................................................   $   152    $   100    $    49    $    13
     Total stockholders' (deficit) equity...............................   $   (16)   $   (49)   $     7    $     8
  Internet Partners of America, LC
     Total assets.......................................................   $ 3,642    $ 2,360    $ 1,501    $   298
     Long-term debt.....................................................   $ 3,880    $ 2,087    $   772    $   100
     Total members' (deficit) equity....................................   $(1,164)   $  (319)   $   573    $   150
  PalmNet, USA, Inc.
     Total assets.......................................................   $   166    $   129    $    74
     Long-term debt.....................................................   $    --    $    --    $    --
     Total stockholders' equity (deficit)...............................   $    85    $    14    $   (50)
  Internet Access Group, Inc.
     Total assets.......................................................   $   493    $   290    $   293    $    83
     Long-term debt.....................................................   $   343    $   209    $   154    $    52
     Total stockholders' deficit........................................   $  (204)   $  (112)   $  (124)   $  (146)
CENTRAL OPERATING GROUP
  United States Internet, Inc.
     Total assets.......................................................   $ 8,855    $ 2,228    $ 1,902    $   752
     Long-term debt.....................................................   $ 4,983    $ 2,062    $ 1,763    $   138
     Stock appreciation rights liability................................   $ 5,104    $ 1,763    $ 2,362    $ 1,781
     Total stockholders' deficit........................................   $(3,026)   $(2,799)   $(3,308)   $(1,854)
  ZoomNet, Inc.
     Total assets.......................................................   $ 1,402    $   681    $   170    $    32
     Long-term debt.....................................................   $   699    $   363    $    24    $     5
     Total stockholders' equity.........................................   $   244    $   147    $    61    $    19

                     (IN THOUSANDS, EXCEPT SUBSCRIBER DATA)

                                                                                         DECEMBER 31,
                                                                           ----------------------------------------
                                                                            1998       1997       1996       1995
                                                                           -------    -------    -------    -------
  Midwest Internet L.L.C.
     Total assets.......................................................   $ 1,867    $   747    $   760    $   435
     Long-term debt.....................................................   $ 1,689    $   973    $    39    $    86
     Total members' deficit.............................................   $  (186)   $  (589)   $  (583)   $  (123)
  Internet Solutions, L.L.C.
     Total assets.......................................................   $   721    $   307    $   107    $    62
     Long-term debt.....................................................   $   235    $    --    $    --    $    --
     Total members' equity..............................................   $   155    $   103    $    81    $    43
  FGInet, Inc.
     Total assets.......................................................   $ 1,012    $   375    $   243    $    28
     Long-term debt.....................................................   $    --    $    --    $    --    $    --
     Total stockholders' equity.........................................   $   218    $   211    $   159    $    13
  Superhighway, Inc. d/b/a IndyNet
     Total assets.......................................................   $   916    $   919    $   435    $   171
     Long-term debt.....................................................   $    29    $    50    $    --    $    --
     Total stockholders' equity.........................................   $   659    $   703    $   317    $   113
WEST OPERATING GROUP
  Lightspeed Net, Inc.
     Total assets.......................................................   $ 1,528    $ 1,484    $ 1,082    $   310
     Long-term debt.....................................................   $    --    $    --    $    --    $    --
     Total stockholders' equity.........................................   $   762    $   848    $   875    $   297
  JPS.Net Corporation
     Total assets.......................................................   $ 4,322    $ 1,258
     Long-term debt.....................................................   $   990    $    --
     Total stockholders' deficit........................................   $(2,966)   $  (979)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER, SHARE AND PER SHARE DATA)

INTRODUCTION

     The following discussion of our results of operations and of our liquidity and capital resources should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Annual Report on Form 10-K.

OVERVIEW

     We successfully completed an initial public offering of 8,500,000 shares of our common stock on March 30, 1999, concurrently with the acquisitions of 17 ISPs (the 'IPO Acquisitions'). On April 9, 1999, the underwriters exercised their over-allotment option to purchase 1,275,000 shares of common stock at the initial public offering price of $22.00 per share. As of December 31, 1999, we acquired all of the outstanding common stock, limited liability company interests and partnership interests of nine additional ISPs and selected assets of various other ISPs (the 'Subsequent Acquisitions'). As of December 31, 1999, the total purchase price, comprised of cash and common stock, for all of our acquisitions was $340,300. For financial reporting purposes, the IPO Acquisitions have been accounted for under the purchase method of accounting from March 30, 1999 and the Subsequent Acquisitions from the dates of acquisition. The purchase of these companies, coupled with strategic, internal growth, has increased our subscribers to approximately 701,000 at December 31, 1999. Subsequent to December 31, 1999, we acquired all of the outstanding common stock of one other ISP for approximately $3,100 in cash.

REVENUE

     We derive Internet access revenues primarily from subscriptions from individuals and small businesses for dial-up access to the Internet. Subscription fees vary among our ISPs and by billing plan within the subscriber base for a particular ISP. We also earn access revenues by providing dedicated Internet access and Web hosting services.

     We earn other revenues by charging set-up and installation fees, providing Web page design and development and other technical services and by selling advertising, equipment and software. Revenues from the sale of these products and services have been classified as other revenues in the results of operations tables set forth below.

COSTS AND EXPENSES

     Our costs and expenses include:

     o cost of access revenues;

     o cost of other revenues;

     o operations and customer support;

     o sales and marketing;

     o general and administrative;

     o amortization; and

     o depreciation.

     Cost of access revenues consists primarily of the costs of maintaining sufficient capacity to provide service to subscribers. For an ISP, capacity is a measurement of the ISP's ability to connect subscribers to the Internet. Capacity costs include:

     o the cost of leased routers and access servers and recurring telecommunications costs, including the cost of local telephone lines to carry subscriber calls to our points of presence, or POPs;

     o the costs associated with leased lines connecting our POPs directly to the Internet or to our operations centers and connecting the operations centers to the Internet; and

     o Internet backbone costs, which are the amounts we pay to Internet backbone providers for bandwidth which allows us to transmit data from the Internet to our subscribers.

     We expect the cost of access revenues to increase over time on an absolute basis, as our subscriber base grows. However, we expect to leverage the combined scale of our ISPs to lower the cost of access revenues as a percentage of revenues by:

     o negotiating one or more relationships with national backbone providers to connect our ISPs to the Internet;

     o negotiating favorable local loop contracts and establishing co-location arrangements with local exchange carriers;

     o establishing relationships to reduce costs and improve access and reliability for our subscribers; and

     o negotiating discounts with equipment vendors.

     Cost of other revenues consists primarily of:

     o the salaries and benefits of the personnel providing installation of equipment and software;

     o Web development and technical services; and

     o the cost of purchasing the equipment to provide these services. In the case of equipment and software sales, the cost of other revenues includes the cost of licensing software and purchasing equipment for resale.

     Operations and customer support includes the expenses associated with customer service and technical support, and consists primarily of the salaries and employment costs of the employees responsible for those efforts. We expect operations and customer support expenses to increase over time to support new subscribers and expand existing subscribers' service. New subscribers tend to have particularly heavy customer service and technical support requirements. Because we anticipate rapid growth in our subscriber base to continue, these costs are expected to comprise an increasing percentage of expenses in the near term. In addition, we intend to implement a customer care center strategy which will provide customer service and technical support 24 hours a day, seven days a week in our markets. This strategy will also increase these expenses. In the longer term, as a percentage of revenues, we believe operations and customer support expenses should decline as we integrate our operations.

     Sales and marketing includes the expenses associated with acquiring subscribers, including advertising, promotions, referral bonuses, salaries and sales commissions. On a percentage of revenue basis, sales and marketing expense is a relatively variable cost and will increase with our development of a common brand supported by a community-based marketing program. We expect that, over time, sales and marketing expense will decrease as a percent of revenues.

     General and administrative expenses consist primarily of:

     o the salaries and benefits of our management and administrative employees;

     o the cost of travel, entertainment, rent, utilities and credit card processing; and

     o the cost of consulting and professional fees related to integration.

     We expect general and administrative costs to increase to support growth, particularly as we integrate our operations by establishing network operations centers and customer care centers, and by implementing common billing and financial reporting systems in the near term. Over time, we expect to leverage the combined scale of our ISPs to lower these expenses as a percentage of revenues as efficiencies from integration are realized.

     Amortization expense primarily relates to the amortization of goodwill and customer lists resulting from the IPO Acquisitions and the Subsequent Acquisitions. Amortization expense is expected to increase as we acquire additional ISPs. Our policy is to amortize, on a straight-line basis, the portion of the acquisition purchase price attributable to customer lists and goodwill over a three-year period.

     Depreciation primarily relates to hardware infrastructure and is calculated over the estimated useful lives of the assets ranging from two to five years using the straight-line method. We expect our capital expenditures to increase as we continue to expand our operations. We also anticipate that financial resources will be utilized to acquire additional communications equipment and improvements to technology that will allow our networks to grow to support new and acquired subscribers, build network operations and customer care centers and integrate common billing and financial reporting systems.

RESULTS OF OPERATIONS

     The following pro forma financial information includes (a) our historical consolidated results combined with the 17 ISPs as if the IPO Acquisitions had occurred on January 1, 1997; (b) the amortization of goodwill and customer lists resulting from the IPO Acquisitions; (c) the elimination of interest expense for the debt that was paid from the IPO proceeds; and (d) an income tax benefit at an appropriate rate. The selected pro forma financial information includes the results of operations of the Subsequent Acquisitions from the dates of acquisition only.

     The pro forma combined financial information does not purport to represent what our results of operations would actually have been if such transactions and events in fact had occurred on those dates or to project our results of operations for any future period.

                                                                           YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------
                                                                        1999         1998        1997
                                                                      ---------    --------    --------
PRO FORMA STATEMENT OF OPERATIONS DATA:
Total revenues.....................................................   $ 102,266    $ 56,687    $ 30,439
Costs of access and other revenues.................................      40,581      22,787      13,404
Operations and customer support....................................      14,908       8,834       5,087
Sales and marketing................................................      16,466       7,115       3,596
General and administrative (exclusive of non-cash compensation
  expense shown below).............................................      35,937      18,439      12,108
Non-cash compensation..............................................       2,594          --          --
Amortization.......................................................      97,774      79,105      78,193
Depreciation.......................................................       8,889       4,281       3,127
Other (income) expense, net........................................        (149)        319          (9)
                                                                      ---------    --------    --------
  Loss from operations.............................................   $(114,734)   $(84,193)   $(85,067)
                                                                      ---------    --------    --------
                                                                      ---------    --------    --------
Approximate number of subscribers at the end of the period.........     701,000     332,000     158,000
                                                                      ---------    --------    --------
                                                                      ---------    --------    --------

     The following table, which is based on the preceding table, shows a comparison of costs of revenues, operations and customer support, sales and marketing and general and administrative expenses as a percentage of total revenues:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                                  1999     1998     1997
                                                                                  -----    -----    -----
COMBINED PERCENTAGE OF REVENUES:
Costs of access and other revenues.............................................    39.7%    40.2%    44.0%
Operations and customer support................................................    14.6     15.6     16.7
Sales and marketing............................................................    16.1     12.6     11.8
General and administrative (exclusive of non-cash compensation expense shown
  below).......................................................................    35.1     32.5     39.8
Non-cash compensation..........................................................     2.5       --       --
Amortization...................................................................    95.6    139.5    256.9
Depreciation...................................................................     8.7      7.6     10.3

PRO FORMA YEAR ENDED DECEMBER 31, 1999 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1998

     We incurred a pro forma operating loss of $114,734 for the year ended December 31, 1999 compared to a pro forma operating loss of $84,193 for the year ended December 31, 1998.

     Total Revenues. Total revenues for the year ended December 31, 1999 were $102,266, compared to $56,687 for the year ended December 31, 1998, an increase of 80.4%. The increase was primarily attributable to an increase in the number of subscribers as a result of internal growth and strategic acquisitions during 1999. Revenues related to the Subsequent Acquisitions totaled $13,698, or 13.4% of total revenues. Total subscribers at December 31, 1999 were approximately 701,000 compared to approximately 332,000 at December 31, 1998, an increase of 111.1%. Of this increase, approximately 216,000 subscribers were a result of the Subsequent Acquisitions.

     Access revenues for the year ended December 31, 1999 were $96,263, compared to $51,814 for the year ended December 31, 1998, an increase of 85.8%. The increase was primarily attributable to the increase in subscribers discussed above, offset by the effects of promotional discounts during 1999.

     Other revenues for the year ended December 31, 1999 totaled $6,003 compared to $4,873 for the year ended December 31, 1998, an increase of 23.2%. The increase was primarily attributable to set-up fees and equipment sales. The growth in set-up fees does not track with the growth in access revenues because not all access subscribers pay a set-up fee.

     Costs of access and other revenues. Total costs of access and other revenues for the year ended December 31, 1999 were $40,581, a 78.1% increase over $22,787 for the year ended December 31, 1998. Stated as a percentage of revenues, the total costs of access and other revenues remained relatively consistent at 39.7% and 40.2% for the years ended December 31, 1999 and 1998, respectively. We expect that cost of access and other revenues, as a percentage of revenues, will decline in future periods as we begin to achieve the benefits of network integration. Any decrease, however, may be partially offset by network improvements and expansion projects.

     Operations and customer support. Operations and customer support expenses for the year ended December 31, 1999 increased to $14,908, a 68.8% increase from $8,834 for the year ended December 31, 1998. As a percentage of revenues, operations and customer support expenses for the year ended December 31, 1999 decreased to 14.6% from 15.6% for the year ended December 31, 1998. The decrease is a result of our ability to leverage this relatively fixed cost over a larger subscriber base.

     Sales and marketing. Sales and marketing expenses for the year ended December 31, 1999 increased to $16,466, or 131.4%, from $7,115, for the year ended December 31, 1998. Sales and marketing expense as a percentage of revenues for the year ended December 31, 1999 increased to 16.1% from 12.6% for the year ended December 31, 1998. The increase is the result of increased marketing promotions during 1999. We expect sales and marketing expense to increase with our development of a common brand supported by a community-based marketing program. However, over time, we expect sales and marketing expense to decrease as a percent of revenues.

     General and administrative. General and administrative costs (exclusive of non-cash compensation expense) increased to $35,937, or 94.9%, for the year ended December 31, 1999, from $18,439 for the year ended December 31, 1998. General and administrative expense as a percentage of revenues (exclusive of non-cash compensation expense) for the year ended December 31, 1999 increased to 35.1% from 32.5% for the year ended December 31, 1998. The increase was attributable to costs associated with our various integration efforts during 1999.

     Amortization. Amortization expense for the year ended December 31, 1999 totaled $97,774 compared to $79,105 for the year ended December 31, 1998. This increase is primarily attributable to the amortization from additional goodwill and customer lists relating to the Subsequent Acquisitions and from adjustments related to the definitive purchase agreements and contingent payments made to former owners of the IPO Acquisitions.

     Depreciation. Depreciation expense for the year ended December 31, 1999 totaled $8,889 compared to $4,281 for the year ended December 31, 1998. The increase is a direct result of increased capital expenditures resulting from our continuing effort to improve our infrastructure in order to enhance existing services and support continued growth.

PRO FORMA YEAR ENDED DECEMBER 31, 1998 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31, 1997

     Total Revenues. Total revenues for the year ended December 31, 1998 were $56,687, an 86.2% increase from $30,439 for the same period in 1997. The increase was primarily attributable to an increase in the number of subscribers.

     Cost of access and other revenues. Cost of access and other revenues increased to $22,787 for the year ended December 31, 1998 from $13,404 for the year ended December 31, 1997. This 70.0% increase was primarily the result of the increased costs associated with adding capacity to service new subscribers. Cost of access and other revenues as a percentage of revenues decreased to 40.2% in 1998 from 44.0% in 1997, primarily as a result of existing excess capacity being used to service new subscribers.

     Operating expenses. Operating expenses, which include operations and customer support, sales and marketing and general and administrative expenses, increased 65.4% to $34,388 for the year ended December 31, 1998 from $20,791 for the year ended December 31, 1997. This increase is primarily a result of hiring additional customer support, technical support and administrative personnel. Operating expenses as a percentage of revenues decreased to 60.7% in 1998 from 68.3% in 1997, primarily as a result of spreading the cost of existing personnel over a growing subscriber base.

EFFECTS OF INFLATION

     We do not believe that inflation has had a material impact on our results of operations during the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, our combined cash and cash equivalents balance was $27,099 compared with $172 at December 31, 1998. This increase is mainly attributable to the receipt of $190,622 of net proceeds from our IPO, the payment of the aggregate cash portion of the purchase price of the IPO Acquisitions and Subsequent Acquisitions of $129,755, net of cash acquired and the purchase price payable of $7,097 at December 31, 1999, the repayment of $7,324 of debt assumed in the IPO Acquisitions and the Subsequent Acquisitions and the net investment of $15,789 in marketable securities. In addition, we earned interest income of $3,225 in 1999. At closing of each acquisition, we retired substantially all of the acquired company's debt obligations except to the extent such obligations related to capitalized leases.

     Net cash provided by operating activities was $2,553 for the year ended December 31, 1999.

     Net cash used in investing activities was $156,613 for the year ended December 31, 1999, representing the payment of the cash portion of the purchase prices for the acquisitions, net of cash acquired and the purchase price payable of $7,097 at December 31, 1999, the net investment in marketable securities and the purchases of property, plant and equipment.

     Net cash provided by financing activities was $180,987 for the year ended December 31, 1999. We received net proceeds from the IPO of $190,622 and $1,941 from exercises of common stock options. We repaid $7,324 of debt assumed in the acquisitions. Additionally, during the three months ended March 31, 1999 we issued a second promissory note in the amount of $500 to one of our founders to fund the payment of offering costs. During the year ended December 31, 1999, we repaid the founders notes and accrued interest in full, in the aggregate of $1,021.

     We expect our capital expenditures to increase as we continue to expand our operations. We anticipate that financial resources will be utilized in acquiring additional communications equipment and improvements to technology that will allow our networks to grow to support new and acquired subscribers, build a network operations center and integrate billing and financial reporting systems. At December 31, 1999, we owe $7,097 in purchase price payable relating to the acquisition of two companies and other customer lists. Of this amount, $6,829 was paid in January 2000. We expect to pay additional consideration pursuant to earn-out arrangements included in the definitive agreements for the IPO Acquisitions and the Subsequent Acquisitions. The payment of additional consideration is contingent upon certain operational and earnings margin requirements being met by the ISPs. The amount of the additional consideration will be payable in either cash or stock. We also expect to pay additional consideration and to recover amounts previously paid relating to the final purchase price adjustments for certain of the acquisitions. As of December 31, 1999, we estimate the amount of additional consideration to be approximately $2,608, net of purchase price adjustments related to the definitive agreements. Such amounts may be adjusted further in future periods.

     In the year 2000, we plan to continue our integration efforts and anticipate that we will take a restructuring charge for severance and exit costs relating to the consolidation of our facilities and operating agreements.

     We anticipate that our current cash on hand and cash flow from operations will be sufficient to meet our liquidity requirements for operations through the remainder of 2000. However, we are currently pursuing, and intend to continue to pursue, additional acquisitions which we expect to be funded through a combination of cash and the issuance of shares of our common stock. To the extent we elect to pursue acquisitions involving the payment of significant amounts of cash to fund the purchase price of such acquisitions and the repayment of assumed indebtedness, we are likely to require additional sources of financing to fund such non-operating cash needs. We may determine to raise additional debt or equity capital to finance potential acquisitions and/or to fund accelerated growth. Any significant acquisitions or increases in our growth rate could materially affect our operating and financial expectations and results, liquidity and capital resources.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements' ('SAB 101'), which is effective for fiscal years beginning after December 15, 1999. We are in the process of reviewing our revenue recognition policies to determine that they are in accordance with SAB 101. We anticipate that the adoption of SAB 101 will require us to change the way in which we account for set-up fees associated with Internet access service. Our historical practice has been to recognize the revenue associated with the fees when charged. Under SAB 101, revenue for set-up fees generally should be recognized on a straight-line basis over the contractual period or longer if the relationship with the customer is expected to extend beyond the initial term and the customer continues to benefit from the payment of the set-up fee. We anticipate that we will account for the change in accounting principle as a cumulative effect adjustment in the year 2000 and that the adjustment will not be material.

     In January 2000, the EITF released Issue 99-17, 'Accounting for Advertising Barter Transactions' ('EITF 99-17'). EITF 99-17 provides guidance on the revenue and expense recognition for advertising barter transactions. We will adopt the provisions of EITF 99-17 beginning January 1, 2000 and do not expect that it will have a material effect on our revenues and earnings.

FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Annual Report are 'forward-looking statements.' These statements can sometimes be identified by our use of forward-looking words such as 'may,' 'will,' 'anticipate,' 'continue,' 'believe,' 'pro forma,' 'estimate,' 'expect' or 'intend' or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include our ability to:

     o retain and grow our subscriber base;

     o sustain our projected growth;

     o successfully integrate new subscribers and/or assets obtained through acquisitions;

     o succeed in the highly competitive markets in which we operate;

     o obtain required financing on favorable terms;

     o reduce operating costs resulting from the integration and optimization of our acquisitions;

     o respond to technological developments affecting the Internet; and

     o protect our intellectual property.

     This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this Annual Report. These risks and uncertainties are not intended to represent a complete list of all risks and uncertainties inherent in our business, and no assurance can be given that future results indicated, whether expressed or implied, will be achieved. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Therefore, our actual experience and results achieved during the period covered by any forward-looking statement may differ substantially from those stated or implied. The forward-looking statements should be read together with the information presented in this Annual Report and included elsewhere in recent SEC filings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to changes in interest rates primarily from our investments in cash and cash equivalents and marketable securities. We believe that the market risk associated with our cash and cash equivalents and marketable securities is not material to our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements listed under the heading '(a)
(1) Consolidated Financial Statements' of Item 14 hereof, which financial statements and quarterly information included in Note 11 to the financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is incorporated by reference from the sections titled 'Election of Director,' 'Executive Officers' and 'Section 16(a) Beneficial Ownership Reporting Compliance' in our Proxy Statement for our 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is incorporated by reference from the section titled 'Executive Compensation' in our Proxy Statement for our 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is incorporated by reference from the section titled 'Stock Ownership' in our Proxy Statement for our 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is incorporated by reference from the section titled 'Related Party Transactions' in our Proxy Statement for our 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

     (a)(1) Financial Statements. The following financial statements of OneMain.com, Inc. and the IPO Acquisitions are filed with this Form 10-K:

          The consolidated financial statements of OneMain.com, Inc. as of December 31, 1999 and 1998 and for the year ended December 31, 1999 and for the period August 19, 1998 (inception) through December 31, 1998 as audited by Ernst & Young LLP.

          The Balance Sheets of the 17 IPO Acquisitions (except TGF Technologies, Inc.) as of December 31, 1998 and the Statements of Operations, Cash Flows and Stockholders' Equity or Members' Equity of the 17 IPO Acquisitions for the three months ended March 31, 1999, the year ended December 31, 1998 (except TGF Technologies, Inc.), and the year ended December 31, 1997 (except Southwind Internet Access, Inc., United States Internet, Inc., Internet Solutions, LLC, TGF Technologies, Inc., and JPS.Net Corporation) as audited by Ernst & Young LLP.

          The Statements of Operations, Cash Flows, and Stockholders' Equity of JPS.Net Corporation for the period January 31, 1997 (inception) through December 31, 1997 as audited by Ernst & Young LLP.

          The Balance Sheet of TGF Technologies, Inc. as of December 31, 1998 and the Statements of Operations, Cash Flows and Stockholders' Equity for the years ended December 31, 1998 and 1997 as audited by KPMG LLP.

          The Statements of Operations, Cash Flows, and Stockholders' Equity of Southwind Internet Access, Inc. for the year ended December 31, 1997 as audited by Grant Thornton LLP.

          The Statements of Operations, Cash Flows, and Stockholders' Equity of United States Internet, Inc. for the year ended December 31, 1997 as audited by Coulter & Justus, P.C.

          The Statements of Operations, Cash Flows, and Members' Equity of Internet Solutions, LLC for the year ended December 31, 1997 as audited by Kevin J. Tochtrop, Certified Public Accountant.

     (a)(2) Financial Statement Schedules

     All financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or because the required information have been included in the Consolidated Financial Statements of Notes thereto.

     (a)(3) Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this Form 10-K as indicated below.

EXHIBIT
NUMBER                                                   EXHIBITS
-------   -------------------------------------------------------------------------------------------------------
 3.1*     Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1 of the Company's
          Registration Statement on Form S-1 (File No. 333-69925) is incorporated by reference)
 3.2*     Second Amended and Restated Bylaws of the Registrant (Exhibit 3.2 of the Company's Registration
          Statement on Form S-4 (File No. 333-77063) is incorporated by reference)
 4.1*     Form of Common Stock Certificate (Exhibit 4.1 of the Company's Registration Statement on For S-1 (File
          No. 333-69925) is incorporated by reference)
10.1*     Stock Exchange Agreement by and among the Registrant, United States Internet, Inc. and certain shareholders of United States Internet, Inc. dated as of December 1, 1998 (Exhibit 10.1 of the
          Company's Registration Statement on Form S-1 (File No. 333-69925) is incorporated by reference)
10.2*     Form of Shareholder Consent, Power of Attorney and Investor Questionnaire executed by certain former shareholders of United States Internet, Inc. (Exhibit 10.2 of the Company's Registration Statement on
          Form S-1 (File No. 333-69925) is incorporated by reference)
10.3*     Stock Exchange Agreement by and among the Registrant, JPS.Net Corporation and the shareholders of
          JPS.Net Corporation dated as of December 18, 1998 (Exhibit 10.3 of the Company's Registration Statement
          on Form S-1 (File No. 333-69925) is incorporated by reference)
10.4*     Stock Exchange Agreement by and among the Registrant, D&E SuperNet, Inc. and the shareholders of D&E
          SuperNet, Inc. dated as of December 21, 1998 (Exhibit 10.4 of the Company's Registration Statement on
          Form S-1 (File No. 333-69925) is incorporated by reference)
10.5*     Amendment No. 1 to Stock Exchange Agreement dated as of December 21, 1998 by and among the Registrant,
          United States Internet, Inc. and certain shareholders of United States Internet, Inc. (Exhibit 10.5 of
          the Company's Registration Statement on Form S-1 (File No. 333-69925) is incorporated by reference)
10.6*     First Addendum to Stock Exchange Agreement dated as of February 26, 1999 by and among the Registrant,
          JPS.Net Corporation and the shareholders of JPS.Net Corporation and the shareholders of JPS.Net
          Corporation (Exhibit 10.6 of the Company's Registration Statement on Form S-4 (File No. 333-77063) is
          incorporated by reference)
10.7*     First Amendment to the Stock Exchange Agreement dated as of February 24, 1999 by and among the
          Registrant, D&E SuperNet, Inc. and the shareholders of D&E SuperNet, Inc. (Exhibit 10.7 of the
          Company's Registration Statement on Form S-4 (File No. 333-77063) is incorporated by reference)
10.8*     Stock Exchange Agreement by and among the Registrant, TGF Technologies, Inc. an the shareholders of TGF
          Technologies, Inc. dated as of February 18, 1999 (Exhibit 10.8 of the Company's Registration Statement
          on Form S-1 (File No. 333-69925) is incorporated by reference)
10.9*     Senior Management Agreement between the Registrant and Stephen E. Smith (Exhibit 10.9 of the Company's
          Registration Statement on Form S-4 (File No. 333-77063) is incorporated by reference)
10.10*    Amendment No. 1 to Senior Management Agreement between the Registrant and Stephen E. Smith (Exhibit
          10.10 of the Company's Registration Statement on Form S-4 (File No. 333-77063) is incorporated by reference)
10.14*    Senior Management Agreement between the Registrant and M. Cristina Dolan (Exhibit 10.13 of the
          Company's Registration Statement on Form S-1 (File No. 333-69925) is incorporated by reference)
10.15*    Amendment to Senior Management Agreement between the Registrant and M. Cristina Dolan (Exhibit 10-14 of
          the Company's Registration Statement on Form S-1 (File No. 333-69925) is incorporated by reference)

EXHIBIT
NUMBER                                                   EXHIBITS
-------   -------------------------------------------------------------------------------------------------------
10.18*    Senior Management Agreement between the Registrant and Allon H. Lefever (Exhibit 10.18 of the Company's
          Registration Statement on Form S-4 (File No. 333-77063) is incorporated by reference)
10.19*    Registration Right Agreement among the Registrant and certain stockholders, dated February 1, 1999
          (Exhibit 10.19 of the Company's Registration Statement on Form S-4 (File No. 333-7703) is incorporated by reference)
10.20*    OneMain.com, Inc. 1999 Stock Option and Incentive Plan (Exhibit 10.18 of the Company's Registration
          Statement on Form S-1 (File No. 333-69925) is incorporated by reference)
10.21*    Amendment Number 1 to the OneMain.com, Inc. 1999 Stock Option and Incentive Plan (Exhibit 10.21 of the
          Company's Registration Statement on Form S-4 (File No. 333-77063) is incorporated by reference)
10.22*    OneMain.com, Inc. 1999 Employee Stock Purchase Plan (Exhibit 10.19 of the Company's Registration
          Statement on Form S-1 (File No. 333-69925) is incorporated by reference)
10.23*    Amendment Number 1 to the OneMain.com, Inc. 1999 Employee Stock Purchase Plan (Exhibit 10.23) of the
          Company's Registration Statement on Form S-4 (File No. 333-77063) is incorporated by reference)
10.24*    Senior Management Agreement between the Registrant and Michael D. Read (Exhibit 10.24 of the Company's
          Registration Statement on Form S-4 (File No. 333-96041) is incorporated by reference)
10.25*    Senior Management Agreement between the Registrant and Marian G. O'Leary (Exhibit 10.25 of the
          Company's Registration Statement on Form S-4 (File No. 333-96041) is incorporated by reference)
10.26     OneMain.com, Inc. 1999 Plan
21.1*     Subsidiaries of the Registrant (Exhibit 21.1 of the Company's Registration Statement on Form S-4 (File
          No. 333-96041) is incorporated by reference)
23.1      Consent of Ernst & Young LLP, Independent Auditors (OneMain.com, Inc.)
23.2      Consent of Ernst & Young LLP, Independent Auditors (D&E SuperNet, Inc.)
23.3      Consent of Ernst & Young LLP, Independent Auditors (SunLink, Inc.)
23.4      Consent of Ernst & Young LLP, Independent Auditors (LebaNet, Inc.)
23.5      Consent of Grant Thornton LLP, Independent Auditors (Southwind Internet Access, Inc.)
23.6      Consent of Ernst & Young LLP, Independent Auditors (Southwind Internet Access, Inc.)
23.7      Consent of Ernst & Young LLP, Independent Auditors (Horizon Internet Technologies, Inc.)
23.8      Consent of Coulter & Justus, P.C., Independent Auditors (United States Internet, Inc.)
23.9      Consent of Ernst & Young LLP, Independent Auditors (United States Internet, Inc.)
23.10     Consent of Ernst & Young LLP, Independent Auditors (Internet Partners of America, LC)
23.11     Consent of Ernst & Young LLP, Independent Auditors (ZoomNet, Inc.)
23.12     Consent of Ernst & Young LLP, Independent Auditors (Palm.Net, USA, Inc.)
23.13     Consent of Ernst & Young LLP, Independent Auditors (Internet Access Group, Inc.)
23.14     Consent of Ernst & Young LLP, Independent Auditors (Midwest Internet, L.L.C.)
23.15     Consent of Kevin J. Tochtrop, Certified Public Accountant, Independent Auditor (Internet Solutions,
          LLC)
23.16     Consent of Ernst & Young LLP, Independent Auditors (Internet Solutions LLC)
23.17     Consent of Ernst & Young LLP, Independent Auditors (FGInet, Inc.)
23.18     Consent of Ernst & Young LLP, Independent Auditors (Superhighway, Inc. d/b/a Indynet)
23.19     Consent of Ernst & Young LLP, Independent Auditors (Lightspeed Net, Inc.)
23.20     Consent of Ernst & Young LLP, Independent Auditors (JPS.Net Corporation)
23.21     Consent of KPMG LLP, Independent Auditors (TGF Technologies, Inc.)
23.22     Consent of Ernst & Young LLP, Independent Auditors (TGF Technologies, Inc)

EXHIBIT
NUMBER                                                   EXHIBITS
-------   -------------------------------------------------------------------------------------------------------
27.1      Financial Data Schedule

------------------

* Incorporated by reference

     (b) Reports on Form 8-K

     We filed a Current Report on Form 8-K on December 13, 1999, under Item 5 relating to supplemental information provided to investors and analysts at our Investor and Media Day.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 30TH DAY OF MARCH, 2000.

                                          ONEMAIN.COM, INC.

                                          By: /S/ STEPHEN E. SMITH
                                             -----------------------------------
                                                      Stephen E. Smith
                                            Chief Executive Officer and Chairman
                                                        of the Board

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 30TH DAY OF MARCH, 2000.

                SIGNATURE                                                 TITLE
------------------------------------------  ------------------------------------------------------------------

                /S/ STEPHEN E. SMITH        Chief Executive Officer and
------------------------------------------  Chairman of the Board
             Stephen E. Smith

                /S/ MICHAEL D. READ         President, Chief Operating Officer and Director
------------------------------------------
             Michael D. Read

              /S/ MARIAN G. O'LEARY         Senior Vice President and Chief Financial Officer
------------------------------------------  (principal financial officer)
            Marian G. O'Leary

                /S/ JOSEPH M. SONGER        Senior Vice President of Finance and Chief Controller
------------------------------------------  (principal accounting officer)
             Joseph M. Songer

               /S/ ALLON H. LEFEVER         President of the East Operating Group,
------------------------------------------  Vice Chairman and Director
             Allon H. Lefever

             /S/ THOMAS R. EISENMANN        Director
------------------------------------------
           Thomas R. Eisenmann

             /S/ DONALD R. KAUFMANN         Director
------------------------------------------
            Donald R. Kaufmann

        /S/ ELLA FONTANALS DE CISNEROS      Director
------------------------------------------
        Ella Fontanals de Cisneros

                               ONEMAIN.COM, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             -----
REGISTRANT
ONEMAIN.COM, INC.
  Report of Ernst & Young LLP, Independent Auditors.......................................................      34
  Consolidated Balance Sheets.............................................................................      35
  Consolidated Statements of Operations...................................................................      36
  Consolidated Statements of Changes in Stockholders' Equity (Deficit)....................................      37
  Consolidated Statements of Cash Flows...................................................................      38
  Notes to Consolidated Financial Statements..............................................................      39
FOUNDING COMPANIES
D&E SUPERNET, INC.
  Report of Ernst & Young LLP, Independent Auditors.......................................................      50
  Balance Sheet...........................................................................................      51
  Statements of Operations................................................................................      52
  Statements of Stockholders' Equity......................................................................      53
  Statements of Cash Flows................................................................................      54
  Notes to Financial Statements...........................................................................      55
SUNLINK, INC.
  Report of Ernst & Young LLP, Independent Auditors.......................................................      63
  Balance Sheet...........................................................................................      64
  Statements of Operations................................................................................      65
  Statements of Stockholders' Equity......................................................................      66
  Statements of Cash Flows................................................................................      67
  Notes to Financial Statements...........................................................................      68
LEBANET, INC.
  Report of Ernst & Young LLP, Independent Auditors.......................................................      73
  Balance Sheet...........................................................................................      74
  Statements of Operations................................................................................      75
  Statements of Stockholders' Equity......................................................................      76
  Statements of Cash Flows................................................................................      77
  Notes to Financial Statements...........................................................................      78
SOUTHWIND INTERNET ACCESS, INC.
  Report of Ernst & Young LLP, Independent Auditors.......................................................      81
  Report of Grant Thornton LLP, Independent Certified Public Accountants..................................      82
  Balance Sheet...........................................................................................      83
  Statements of Operations................................................................................      84
  Statements of Stockholders' Equity......................................................................      85
  Statements of Cash Flows................................................................................      86
  Notes to Financial Statements...........................................................................      87
HORIZON INTERNET TECHNOLOGIES, INC.
  Report of Ernst & Young LLP, Independent Auditors.......................................................      91
  Consolidated Balance Sheet..............................................................................      92
  Consolidated Statements of Operations...................................................................      93
  Consolidated Statements of Stockholders' Deficit........................................................      94
  Consolidated Statements of Cash Flows...................................................................      95
  Notes to Consolidated Financial Statements..............................................................      96
UNITED STATES INTERNET, INC.
  Report of Ernst & Young LLP, Independent Auditors.......................................................     101
  Report of Coulter & Justus, P.C., Independent Auditors..................................................     102
  Balance Sheet...........................................................................................     103

                               ONEMAIN.COM, INC.
                   INDEX TO FINANCIAL STATEMENTS--(CONTINUED)

                                                                                                             PAGE
                                                                                                             -----
  Statements of Operations................................................................................     104
  Statements of Stockholders' Deficit.....................................................................     105
  Statements of Cash Flows................................................................................     106
  Notes to Financial Statements...........................................................................     107
INTERNET PARTNERS OF AMERICA, LC
  Report of Ernst & Young LLP, Independent Auditors.......................................................     117
  Balance Sheet...........................................................................................     118
  Statements of Operations................................................................................     119
  Statements of Members' Deficit..........................................................................     120
  Statements of Cash Flows................................................................................     121
  Notes to Financial Statements...........................................................................     122
ZOOMNET, INC.
  Report of Ernst & Young LLP, Independent Auditors.......................................................     127
  Balance Sheet...........................................................................................     128
  Statements of Operations................................................................................     129
  Statements of Stockholders' Equity......................................................................     130
  Statements of Cash Flows................................................................................     131
  Notes to Financial Statements...........................................................................     132
PALM.NET, USA, INC.
  Report of Ernst & Young LLP, Independent Auditors.......................................................     138
  Balance Sheet...........................................................................................     139
  Statements of Operations................................................................................     140
  Statements of Stockholders' Equity (Deficit)............................................................     141
  Statements of Cash Flows................................................................................     142
  Notes to Financial Statements...........................................................................     143
INTERNET ACCESS GROUP, INC.
  Report of Ernst & Young LLP, Independent Auditors.......................................................     146
  Combined Balance Sheet..................................................................................     147
  Combined Statements of Operations.......................................................................     148
  Combined Statements of Stockholders' Deficit............................................................     149
  Combined Statements of Cash Flows.......................................................................     150
  Notes to Combined Financial Statements..................................................................     151
MIDWEST INTERNET, L.L.C.
  Report of Ernst & Young LLP, Independent Auditors.......................................................     157
  Balance Sheet...........................................................................................     158
  Statements of Operations................................................................................     159
  Statements of Changes in Members' Deficit...............................................................     160
  Statements of Cash Flows................................................................................     161
  Notes to Financial Statements...........................................................................     162
INTERNET SOLUTIONS, LLC
  Report of Ernst & Young LLP, Independent Auditors.......................................................     167
  Report of Kevin J. Tochtrop, Independent Auditor........................................................     168
  Balance Sheet...........................................................................................     169
  Statements of Operations................................................................................     170
  Statements of Members' Equity...........................................................................     171
  Statements of Cash Flows................................................................................     172
  Notes to Financial Statements...........................................................................     173
FGINET, INC.
  Report of Ernst & Young LLP, Independent Auditors.......................................................     178
  Balance Sheet...........................................................................................     179

                               ONEMAIN.COM, INC.
                   INDEX TO FINANCIAL STATEMENTS--(CONTINUED)

                                                                                                             PAGE
                                                                                                             -----
  Statements of Operations................................................................................     180
  Statements of Stockholders' Equity......................................................................     181
  Statements of Cash Flows................................................................................     182
  Notes to Financial Statements...........................................................................     183
SUPERHIGHWAY, INC. d/b/a Indynet
  Report of Ernst & Young LLP, Independent Auditors.......................................................     190
  Balance Sheet...........................................................................................     191
  Statements of Income....................................................................................     192
  Statements of Stockholders' Equity......................................................................     193
  Statements of Cash Flows................................................................................     194
  Notes to Financial Statements...........................................................................     195
LIGHTSPEED NET, INC.
  Report of Ernst & Young LLP, Independent Auditors.......................................................     199
  Balance Sheet...........................................................................................     200
  Statements of Operations................................................................................     201
  Statements of Stockholders' Equity......................................................................     202
  Statements of Cash Flows................................................................................     203
  Notes to Financial Statements...........................................................................     204
JPS.NET CORPORATION
  Report of Ernst & Young LLP, Independent Auditors.......................................................     209
  Balance Sheet...........................................................................................     210
  Statements of Operations................................................................................     211
  Statements of Stockholders' Deficit.....................................................................     212
  Statements of Cash Flows................................................................................     213
  Notes to Financial Statements...........................................................................     214
TGF TECHNOLOGIES, INC.
  Report of Ernst & Young LLP, Independent Auditors.......................................................     220
  Report of KPMG LLP, Independent Auditors................................................................     221
  Balance Sheet...........................................................................................     222
  Statements of Operations................................................................................     223
  Statements of Changes in Stockholders' Equity (Deficit).................................................     224
  Statements of Cash Flows................................................................................     225
  Notes to Financial Statements...........................................................................     226

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of OneMain.com, Inc.

We have audited the accompanying consolidated balance sheets of OneMain.com, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 1999 and for the period from August 19, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OneMain.com, Inc. at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for the year ended December 31, 1999 and for the period from August 19, 1998 (inception) through December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                          /S/ ERNST & YOUNG LLP

McLean, Virginia
February 7, 2000

                               ONEMAIN.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        DECEMBER 31,    DECEMBER 31,
                                                                                            1999            1998
                                                                                        ------------    ------------
                                       ASSETS
Cash and cash equivalents............................................................     $ 27,099         $  172
Marketable securities................................................................       15,789             --
Accounts receivable, net of allowance for doubtful accounts of $1,476 at December 31,
  1999...............................................................................        5,474             --
Deferred offering costs..............................................................           --          6,159
Prepaid expenses and other current assets............................................        3,760             --
                                                                                        ------------    ------------
     Total current assets............................................................       52,122          6,331
Property and equipment, net..........................................................       53,099             --
Goodwill, net of accumulated amortization of $47,428 at December 31, 1999............      203,013             --
Customer lists, net of accumulated amortization of $29,410 at December 31, 1999......      125,747             --
Other assets.........................................................................          912             --
                                                                                        ------------    ------------
     Total assets....................................................................     $434,893         $6,331
                                                                                        ------------    ------------
                                                                                        ------------    ------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable.....................................................................     $  9,338         $   --
Accrued expenses.....................................................................       14,320          6,549
Unearned revenue.....................................................................       23,228             --
Capital lease obligations............................................................        8,754             --
Long term debt.......................................................................        1,096             --
Notes payable to related parties.....................................................        1,187            500
Deferred income tax liability........................................................       17,661             --
Other current liabilities............................................................        7,467             --
                                                                                        ------------    ------------
     Total current liabilities.......................................................       83,051          7,049
Capital lease obligations, net of current portion....................................       10,867             --
Long term debt, net of current portion...............................................        4,922             --
Deferred income tax liability, net of current portion................................       24,846             --
Other long term liabilities..........................................................          333             --
                                                                                        ------------    ------------
     Total liabilities...............................................................      124,019          7,049
Stockholders' equity (deficit):
  Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued or
     outstanding.....................................................................           --             --
  Common stock, $.001 par value; 100,000,000 shares authorized, 24,934,906 and
     4,782,500 shares issued and outstanding at December 31, 1999 and December 31,
     1998, respectively..............................................................           25              5
  Additional paid-in capital.........................................................      392,859             53
  Accumulated deficit................................................................      (82,010)          (765)
  Stock subscriptions receivable.....................................................           --            (11)
                                                                                        ------------    ------------
     Total stockholders' equity (deficit)............................................      310,874           (718)
                                                                                        ------------    ------------
     Total liabilities and stockholders' equity (deficit)............................     $434,893         $6,331
                                                                                        ------------    ------------
                                                                                        ------------    ------------

                            See accompanying notes.

                               ONEMAIN.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   FOR THE PERIOD
                                                                                                  AUGUST 19, 1998
                                                                                 YEAR ENDED         (INCEPTION)
                                                                                DECEMBER 31,    THROUGH DECEMBER 31,
                                                                                    1999                1998
                                                                                ------------    --------------------
Revenues:
  Access revenues............................................................     $ 78,296             $   --
  Other revenues.............................................................        4,469                 --
                                                                                ------------          -------
     Total revenues..........................................................       82,765                 --
Costs of revenues:
  Costs of access revenues...................................................       31,027                 --
  Costs of other revenues....................................................        1,463                 --
                                                                                ------------          -------
     Total costs of revenues.................................................       32,490                 --
                                                                                ------------          -------
     Gross margin............................................................       50,275                 --
Operating expenses:
  Operations and customer support............................................       12,124                 --
  Sales and marketing........................................................       14,096                 --
  General and administrative (exclusive of non-cash compensation expense
     shown below)............................................................       31,350                761
  Non-cash compensation......................................................        2,594                 --
  Amortization...............................................................       76,961                 --
  Depreciation...............................................................        7,587                 --
  Other income, net..........................................................         (137)                --
                                                                                ------------          -------
     Total operating expenses................................................      144,575                761
Loss from operations.........................................................      (94,300)              (761)
Non operating income:
  Interest income............................................................        3,225                 --
  Interest expense...........................................................         (640)                (4)
                                                                                ------------          -------
     Total non operating income, net.........................................        2,585                 (4)
                                                                                ------------          -------
Loss before income tax benefit...............................................      (91,715)              (765)
Income tax benefit...........................................................       10,470                 --
                                                                                ------------          -------
Net loss.....................................................................     $(81,245)            $ (765)
                                                                                ------------          -------
                                                                                ------------          -------
Basic and diluted net loss per share.........................................     $  (4.38)            $(0.16)
                                                                                ------------          -------
                                                                                ------------          -------
Shares used in the calculation of basic and diluted net loss per share.......       18,568              4,668
                                                                                ------------          -------
                                                                                ------------          -------

                            See accompanying notes.

                               ONEMAIN.COM, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                                TOTAL
                                          COMMON STOCK       ADDITIONAL                       STOCK         STOCKHOLDERS'
                                        -----------------     PAID-IN      ACCUMULATED    SUBSCRIPTIONS        EQUITY
                                        SHARES     AMOUNT     CAPITAL        DEFICIT       RECEIVABLE         (DEFICIT)
                                        -------    ------    ----------    -----------    -------------    ---------------
BALANCE AT AUGUST 19, 1998
  (INCEPTION)........................        --     $ --      $     --      $      --         $  --           $      --
Issuance of Common Stock.............     4,782        5            53             --            --                  58
Stock subscriptions receivable.......        --       --            --             --           (11)                (11)
Net loss for the period from August
  19, 1998 (inception) through
  December 31, 1998..................        --       --            --           (765)           --                (765)
                                        -------    ------    ----------    -----------        -----        ---------------
BALANCE AT DECEMBER 31, 1998.........     4,782        5            53           (765)          (11)               (718)
Issuance of Common Stock on January
  1, 1999............................       100       --             5             --            (5)                 --
Issuance of Common Stock in
  connection with initial public
  offering, net of underwriters'
  discounts and offering costs.......     9,775       10       190,375             --            --             190,385
Issuance of Common Stock for
  acquisitions.......................    10,189       10       197,891             --            --             197,901
Repayment of stock subscriptions
  receivable.........................        --       --            --             --            16                  16
Exercise of Common Stock options.....        89       --         1,941             --            --               1,941
Non-cash compensation expense........        --       --         2,594             --            --               2,594
Net loss for the year ended December
  31, 1999...........................        --       --            --        (81,245)           --             (81,245)
                                        -------    ------    ----------    -----------        -----        ---------------
BALANCE AT DECEMBER 31, 1999.........    24,935     $ 25      $392,859      $ (82,010)        $  --           $ 310,874
                                        -------    ------    ----------    -----------        -----        ---------------
                                        -------    ------    ----------    -----------        -----        ---------------

                            See accompanying notes.

                               ONEMAIN.COM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    FOR THE PERIOD
                                                                                                    AUGUST 19, 1998
                                                                                    YEAR ENDED        (INCEPTION)
                                                                                   DECEMBER 31,         THROUGH
                                                                                       1999        DECEMBER 31, 1998
                                                                                   ------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss........................................................................    $  (81,245)        $    (765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Amortization..................................................................        76,961                --
  Depreciation..................................................................         7,587                --
  Provision for bad debts.......................................................         2,010                --
  Income tax benefit............................................................       (10,470)               --
  Non-cash compensation expense.................................................         2,594                --
  Changes in operating assets and liabilities:
    Accounts receivable.........................................................        (2,764)               --
    Deferred offering costs.....................................................         6,159            (6,159)
    Prepaid expenses and other current assets...................................        (1,793)               --
    Other assets................................................................           186                --
    Unearned revenue............................................................         1,560                --
    Accounts payable............................................................         1,935                --
    Accrued expenses............................................................          (512)            6,549
    Other liabilities...........................................................           345                --
                                                                                   ------------    -----------------
  Net cash provided by (used in) operating activities...........................         2,553              (375)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired................................      (129,755)               --
Investments in marketable securities............................................       (25,777)               --
Maturities of marketable securities.............................................         9,988                --
Purchases of property and equipment.............................................       (11,188)               --
Proceeds from disposal of property and equipment................................           119                --
                                                                                   ------------    -----------------
  Net cash used in investing activities.........................................      (156,613)               --

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in initial public offering, net of
  underwriters discounts and offering costs.....................................       190,622                --
Proceeds from note payable to founder...........................................           500               500
Repayments of note payable to founder...........................................        (1,000)               --
Repayments of long-term debt assumed through acquisitions.......................        (7,324)               --
Repayments of long-term debt....................................................          (205)               --
Repayments of capital lease obligations.........................................        (3,563)               --
Proceeds from exercise of common stock options..................................         1,941                --
Proceeds from stock subscriptions receivable....................................            16                --
Proceeds from issuance of common stock..........................................            --                47
                                                                                   ------------    -----------------
Net cash provided by financing activities.......................................       180,987               547
                                                                                   ------------    -----------------
Net increase in cash and cash equivalents.......................................        26,927               172
Cash and cash equivalents, beginning of period..................................           172                --
                                                                                   ------------    -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................    $   27,099         $     172
                                                                                   ------------    -----------------
                                                                                   ------------    -----------------
Supplemental disclosure of cash flow information:
Interest paid...................................................................    $      591         $      --
                                                                                   ------------    -----------------
                                                                                   ------------    -----------------
Issuance of common stock for acquisitions.......................................    $  197,901         $      --
                                                                                   ------------    -----------------
                                                                                   ------------    -----------------
Acquisition of property and equipment through issuance of capital lease
  obligations, notes payable and accounts payable...............................    $   23,994         $      --
                                                                                   ------------    -----------------
                                                                                   ------------    -----------------

                            See accompanying notes.

                               ONEMAIN.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1--ORGANIZATION

     OneMain.com, Inc., a Delaware Corporation (the 'Company') was founded in August 1998 as a provider of Internet access and related services to individuals and businesses located predominately in smaller metropolitan markets and rural communities throughout the United States. Simultaneously with the completion of an initial public offering of its common stock on March 30, 1999, the Company acquired the outstanding capital stock and limited liability interests of 17 Internet service providers ('IPO Acquisitions'). Throughout the remainder of 1999, the Company acquired the outstanding capital stock, limited liability interests and partnership interests of nine additional ISPs as well as certain assets of various other ISPs ('Subsequent Acquisitions'). The Company is currently one of the ten largest independent Internet service providers in the United States.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Business Combinations. Business combinations have been accounted for under the purchase method of accounting. As a result, the consolidated financial statements include the results of operations of the acquired ISPs from the dates of acquisition. Net assets of the ISPs acquired are recorded at fair value at the dates of acquisition.

     Cash and Cash Equivalents. For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

     Marketable Securities. The Company's marketable securities are classified as 'held to maturity'. Marketable securities consist of $13,743 in commercial paper, $1,198 in mortgage-backed securities, $800 in certificates of deposit and $48 in other securities, all maturing within one year.

     Accounts Receivable. The Company recorded a provision for doubtful accounts of $2,010 and write-offs of $1,604 for the year ended December 31, 1999.

     Property and Equipment. Computer equipment, internal software, furniture and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives which range from two to five years. Leasehold improvements are recorded at cost and depreciated over the lesser of the related lease term or the useful life of the asset. The Company leases certain of its equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under the lease. Assets under capital leases are depreciated over their estimated useful lives or the lease term as applicable.

     The Company accounts for the costs associated with the development of internal use software under the provisions of Statement of Position (SOP) 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.' The pronouncement requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. During the year ended December 31, 1999, the Company capitalized $1,700 of costs related to the development of internal use software.

                               ONEMAIN.COM, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Goodwill and Customer Lists. Goodwill represents the costs in excess of the fair market value of identifiable net assets acquired and is being amortized using the straight-line method over three years. The costs of customer lists acquired are being amortized over three years using the straight line method.

     Impairment of Long-Lived Assets. The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

     Financial Instruments. The carrying amounts of the Company's financial assets and liabilities approximate fair value.

     Revenue Recognition. The Company recognizes Internet access revenue when the services are provided. The Company offers contracts for Internet access that are generally paid in advance by customers. The Company has deferred recognizing revenue on these advance payments and amortizes the amounts to revenue on a straight-line basis as the services are provided.

     Other revenues include set-up fees, network installation, maintenance and consulting services. Other than set-up fees, these services are provided on a time-and-material basis and revenue is recognized based upon time (at established rates) and other direct costs as incurred.

     Advertising Costs. The Company expenses advertising costs as incurred. The Company incurred $6,766 in advertising costs for the year ended December 31, 1999.

     Sources of Supplies. The Company relies on local telephone companies to provide data communications. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     The Company attempts to maintain alternative vendors for required products. Its modems, terminal servers and high-performance routers, which are important components of its network, are currently acquired from three sources. Some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure and the Company is unable to obtain this equipment from other sources, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

     Stock Based Compensation. The Company grants options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares on the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB 25') and related Interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, 'Accounting for Stock-Based Compensation,' requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Basic and Diluted Loss Per Share. Basic and diluted loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. Stock options have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

     Concentrations of Risk. The Company provides Internet access and related services to individuals and businesses located predominately in smaller metropolitan markets and rural communities throughout the

                               ONEMAIN.COM, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

United States. The Company generally does not perform credit evaluations of its customers' financial condition. The Company maintains reserves to provide for estimated credit losses. Actual credit losses could differ from such estimates.

     Recent Pronouncements. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements' ('SAB 101'), which is effective for fiscal years beginning after December 15, 1999. Under SAB 101, revenue for set-up fees generally should be recognized on a straight-line basis over the contractual period or longer if the relationship with the customer is expected to extend beyond the initial term and the customer continues to benefit from the payment of the set-up fee. The Company will account for the change in accounting principle as a cumulative effect adjustment in the year 2000 and does not believe that the adjustment will be material.

     In January 2000, the EITF released Issue 99-17, 'Accounting for Advertising Barter Transactions' ('EITF 99-17'). EITF 99-17 provides guidance on the revenue and expense recognition for advertising barter transactions. The Company will adopt the provisions of EITF 99-17 beginning January 1, 2000 and does not expect that it will have a material effect on the Company's revenues and earnings.

NOTE 3--BUSINESS COMBINATIONS

     The following table sets forth the consideration paid (a) in cash and (b) in shares of common stock for each of the acquisitions in 1999, the fair value of the net assets acquired, the value of customer lists acquired and goodwill. For purposes of computing the purchase price, the value of shares for the IPO Acquisitions is based upon a 10% discount from the initial public offering price of $22.00 because those shares have trading restrictions. The value of shares for the Subsequent Acquisitions was determined based on the average market price of the Company's common stock.

     The total consideration below also reflects the payment of $1,765 of contingent consideration related to earn out arrangements included in the definitive agreements for certain of the companies, as well as adjustments to the purchase prices of certain ISPs. The payment of additional consideration is contingent upon certain operational and earnings margin requirements being met. The amount of the additional consideration is payable in either cash or stock. At December 31, 1999, the Company has estimated and accrued $2,608 in additional earn out consideration, net of purchase price adjustments related to the definitive agreements, which is not reflected in the total consideration below. The Company has not accrued any liability related to earn out arrangements with performance measurement dates subsequent to December 31, 1999.

                               ONEMAIN.COM, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3--BUSINESS COMBINATIONS--(CONTINUED)

                                     SHARES OF
                                       COMMON     VALUE OF                  TOTAL       NET ASSETS    CUSTOMER
                                       STOCK       SHARES      CASH     CONSIDERATION   ACQUIRED(1)    LISTS     GOODWILL
                                     ----------   --------   --------   -------------   -----------   --------   --------
D&E SuperNet, Inc.................      695,770   $ 13,772   $  7,027     $  20,799      $  (2,061)   $  6,861   $ 15,999
SunLink, Inc......................      214,240      4,242      1,218         5,460           (834)      2,402      3,892
LebaNet, Inc......................       21,034        416        210           626             35          59        532
SouthWind Internet Access, Inc....      209,817      4,153      1,052         5,205           (832)      3,006      3,031
Horizon Internet Technologies,
  Inc.............................      136,500      2,703      2,062         4,765           (671)      1,899      3,537
United States Internet, Inc.......    1,226,414     24,284     12,599        36,883         (8,105)      9,631     35,357
Internet Partners of America,
  LC..............................      415,950      8,169      7,642        15,811           (405)      6,425      9,791
ZoomNet, Inc......................      206,532      4,086      2,914         7,000           (838)      3,904      3,934
Palm.Net, USA, Inc................       15,947        315      1,437         1,752           (480)      1,385        847
Internet Access Group, Inc........      156,550      3,100      1,286         4,386           (942)      1,297      4,031
Midwest Internet, L.L.C...........      583,566     11,555      3,962        15,517         (2,471)      6,173     11,815
Internet Solutions, L.L.C.........      103,978      2,051      1,613         3,664           (196)      1,746      2,114
FGINet, Inc.......................      249,426      4,917      2,524         7,441         (1,349)      2,860      5,930
Superhighway, Inc. d/b/a
  Indynet.........................      390,008      7,722      3,585        11,307         (1,561)      4,829      8,039
Lightspeed Net, Inc...............      548,400     11,342      9,987        21,329         (1,149)      3,925     18,553
JPS.Net Corporation...............      995,429     19,709      6,713        26,422        (14,031)     28,750     11,703
TGF Technologies, Inc.............    1,010,000     19,998      7,300        27,298         (3,105)      7,557     22,846
The Grid ISP, Inc.................      280,620      8,570      9,560        18,130         (4,761)      8,827     14,064
Feist Internet....................       83,538      2,257      4,743         7,000           (123)      7,123         --
CTLnet Internet Services..........           --         --      1,342         1,342            156       1,186         --
The Internet Ramp.................      299,497      5,355      6,822        12,177         (2,562)      6,250      8,489
UpLink, Inc.......................      247,054      4,412      4,246         8,658         (1,136)      3,000      6,794
Penncom Internet Company..........      392,599      6,510      9,138        15,648           (770)      5,500     10,918
Cape Internet, Inc................      259,805      4,339      4,481         8,820         (1,927)      4,000      6,747
Teleport Acquisition, Inc.........      687,248     10,831     11,010        21,841         (4,832)     10,000     16,673
Intek Acquisition, Inc. d/b/a
  Montana Communications
  Network.........................      241,470      4,450      4,514         8,964         (1,178)      3,182      6,960
Rural Connections.................      317,137      5,420      6,196        11,616         (4,915)      6,610      9,921
Radiks Internet Access, Inc.......      200,375      3,223      3,486         6,709         (1,813)      3,206      5,316
Other acquisitions................           --         --      3,730         3,730            166       3,564         --
                                     ----------   --------   --------   -------------   -----------   --------   --------
                                     10,188,904   $197,901   $142,399     $ 340,300      $ (62,690)   $155,157   $247,833
                                     ----------   --------   --------   -------------   -----------   --------   --------
                                     ----------   --------   --------   -------------   -----------   --------   --------

------------------

(1) Includes $52,984 of deferred tax liabilities associated with purchase accounting.

     At December 31, 1999, the Company has recorded $6,269 in purchase price payable related to the acquisitions of Rural Connections and Radiks. In addition, the Company has recorded $828 in purchase price payable related to the acquisitions of other customer lists. Such amounts are included in other current liabilities. The purchase prices of Rural Connections and Radiks are subject to adjustment, upward or downward, based on closing balance sheet audits.

     The following pro forma financial information includes the effects of (a) the IPO Acquisitions and Subsequent Acquisitions; (b) the amortization of goodwill and customer lists resulting from the IPO Acquisitions and Subsequent Acquisitions; (c) the elimination of interest expense for the debt that was paid from the IPO proceeds; and (d) an income tax benefit at an appropriate rate. The pro forma combined financial information does not purport to represent what the Company's results of operations would actually have been if such IPO

                               ONEMAIN.COM, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 3--BUSINESS COMBINATIONS--(CONTINUED)

Acquisitions and Subsequent Acquisitions had occurred on those dates or to project the Company's results of operations for any future period.

                                                                               YEAR ENDED DECEMBER 31,
                                                                               ------------------------
                                                                                  1999          1998
                                                                               ----------    ----------
Total revenues..............................................................   $  139,124    $   92,488
                                                                               ----------    ----------
                                                                               ----------    ----------
Loss from operations........................................................   $ (145,426)   $ (134,143)
                                                                               ----------    ----------
                                                                               ----------    ----------
Net loss....................................................................   $ (126,218)   $ (119,006)
                                                                               ----------    ----------
                                                                               ----------    ----------
Basic and diluted net loss per share........................................   $    (5.14)   $    (5.10)
                                                                               ----------    ----------
                                                                               ----------    ----------
Shares used in calculation of basic and diluted net loss per share..........   24,544,717    23,317,272
                                                                               ----------    ----------
                                                                               ----------    ----------

     On February 22, 2000, the Company acquired all of the outstanding capital stock of DataStream Networks, Inc. for approximately $3,100 in cash.

NOTE 4--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                         DECEMBER 31,
                                                                             1999
                                                                         ------------
Computer equipment and internal software..............................     $ 51,190
Furniture, fixtures and equipment.....................................        8,061
Leasehold improvements................................................        1,435
                                                                         ------------
                                                                             60,686
Less: accumulated depreciation........................................       (7,587)
                                                                         ------------
                                                                           $ 53,099
                                                                         ------------
                                                                         ------------

Depreciation expense for the year ended December 31, 1999 totaled $7,587.

NOTE 5--DEBT

     On December 1, 1999, the Company entered into a note payable for $5,480 for the purchase of equipment. The note is collateralized by the equipment and bears interest at 10.825% annually. At December 31, 1999, the principal amount outstanding on this note was $5,274. Effective February 1, 2000, the note amortizes on a straight-line basis through November 1, 2004 at a monthly rate of $80, including interest. A final lump sum payment of $2,740, including interest, is due on November 1, 2004.

     On December 31, 1999, the Company assumed certain bank notes payable in the amount of $744 in connection with the acquisition of Rural Connections. This debt, including accrued interest, was repaid in January 2000. Also at December 31, 1999, the Company assumed $1,187 in notes payable to the shareholders of Rural Connections and Radiks. These notes, plus accrued interest, were repaid in January 2000.

                               ONEMAIN.COM, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 5--DEBT--(CONTINUED)

     The principal payments under the Company's debt agreements were as follows at December 31, 1999:

     2000.................................................................  $   1,096
     2001.................................................................        476
     2002.................................................................        528
     2003.................................................................        585
     2004.................................................................      3,333
                                                                            ---------
Balance due at December 31, 1999..........................................      6,018
Less: current portion.....................................................     (1,096)
                                                                            ---------
Long term debt, net of current portion....................................  $   4,922
                                                                            ---------
                                                                            ---------

     On November 25, 1998 and February 4, 1999, the Company issued two promissory notes to one of its founders (the 'founders notes') for $500 each. Interest was payable at the prime rate. The proceeds of these loans were used to pay offering costs. During the first quarter of 1999, the loans were paid in full.

NOTE 6--INCOME TAXES

     The composition of the Company's benefit for income taxes is as follows:

                                                                       YEAR ENDED
                                                                    DECEMBER 31, 1999
                                                                    -----------------
Deferred:
  Federal........................................................        $ 8,900
  State..........................................................          1,570
                                                                    -----------------
Total............................................................        $10,470
                                                                    -----------------
                                                                    -----------------

     The differences between amounts computed by applying the statutory federal income tax rates to the net loss and the total income tax benefit were as follows:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                                   -----------------
                                                                     1999      1998
                                                                   --------    -----
Federal tax benefit at statutory rates..........................   $ 31,183    $ 260
Effect of change in valuation allowance.........................     (8,241)    (306)
State income tax benefit, net...................................      2,809       46
Permanent items.................................................    (15,281)      --
                                                                   --------    -----
     Total......................................................   $ 10,470    $  --
                                                                   --------    -----
                                                                   --------    -----

                               ONEMAIN.COM, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 6--INCOME TAXES--(CONTINUED)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities are as follows at December 31:

                                                                  1999        1998
                                                                --------    --------
Deferred tax assets:
  Net operating loss carryforwards...........................   $  7,063    $     40
  Goodwill and customer lists................................      1,240           1
  Unearned revenue...........................................      1,594          --
  Accrued expenses...........................................      1,528         265
  Depreciation...............................................        305          --
  Other......................................................        968          --
                                                                --------    --------
     Total deferred tax assets...............................     12,698         306
Less valuation allowance.....................................    (12,698)       (306)
                                                                --------    --------
     Net deferred tax assets.................................         --          --
Deferred income tax liability:
  Customer lists.............................................     42,507          --
                                                                --------    --------
     Net deferred income tax liability.......................   $ 42,507    $     --
                                                                --------    --------
                                                                --------    --------

     At December 31, 1999 and 1998, the Company had net operating loss carryforwards ('NOLs') of approximately $33,800 and $99, respectively. Included in the 1999 amount are approximately $16,100 of NOLs that were generated by C Corporations prior to the Company's acquisition of the entities. Under the tax law, the Company retains the tax attributes of the acquired corporations upon acquisition, including any NOL carryforwards, however, the Company's ability to utilize these acquired operating loss carryovers will be limited under Internal Revenue Code Section 382. Therefore, the acquired NOL carryforwards were not recorded as deferred tax assets at the acquisition dates, and will be reflected if and when they are actually utilized by the Company. The NOL carryover generated by the Company through 1999 was approximately $17,700 and was recorded as a deferred tax asset at December 31, 1999. The Company's NOL carryovers will expire in various years through 2019.

     At December 31, 1999 and 1998, the Company was uncertain whether it will realize any future tax benefit of its deferred tax assets. Accordingly, a full valuation allowance has been recorded against the deferred tax assets.

NOTE 7--STOCKHOLDERS' EQUITY

  Common Stock

     In connection with the organization and initial capitalization on August 19, 1998, the Company issued 4,552,500 shares of Common Stock ('Common Stock'), at $0.01 per share. The Company subsequently issued 230,000 shares at $0.05 per share to members of senior management. During 1999, the Company issued 100,000 shares to another member of its senior management for $0.05 per share.

     On March 30, 1999, in connection with its IPO, the Company issued 8,500,000 shares for $22.00 per share, before costs and expenses of the offering. On April 9, 1999, the underwriters exercised their over-allotment option to purchase an additional 1,275,000 shares of Common Stock at the initial public offering price of $22.00 per share. The gross proceeds from the Offering were $215,050. The net proceeds after underwriter discounts and commissions and offering costs were approximately $190,622. The net proceeds have been used as follows: (1) approximately $129,755 to pay the cash portion of the purchase prices for acquisitions,

                               ONEMAIN.COM, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 7--STOCKHOLDERS' EQUITY--(CONTINUED)

net of cash acquired and the purchase price payable of $7,097 at December 31, 1999, (2) $1,021 to repay founders notes and accrued interest and (3) approximately $7,324 to retire debt assumed in acquisitions. The remaining net proceeds are being used for general corporate purposes, which include additional acquisitions, working capital and the payment of any additional amounts payable to former owners of the ISPs under the earn-out provisions of the acquisition agreements.

  Stock Based Compensation

     Options to purchase the Company's common stock under various stock option plans have been granted to employees, directors, and consultants of the Company at fair market value at the date of grant. The options become exercisable over periods of up to eight years and expire ten years from the date of grant. There are 8,000,000 shares of stock available for issuance pursuant to the stock option plans.

     Option activity is as follows:

                                                                            WEIGHTED-
                                                                             AVERAGE
                                                                            EXERCISE
                                                                SHARES        PRICE
                                                               ---------    ---------
Outstanding at January 1, 1999..............................          --     $    --
Granted.....................................................   6,552,986     $ 21.03
Exercised...................................................     (88,503)    $ 21.93
Forfeited...................................................    (831,165)    $ 23.48
                                                               ---------
Outstanding at December 31, 1999............................   5,633,318     $ 20.66
                                                               ---------
                                                               ---------

     The following table summarizes information about stock options outstanding at December 31, 1999:

                        OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
--------------------------------------------------------------------     ----------------------------------
                                             AVERAGE       WEIGHTED-                              WEIGHTED-
   RANGE OF                                 REMAINING       AVERAGE                                AVERAGE
   EXERCISE        NUMBER OUTSTANDING      CONTRACTUAL     EXERCISE       NUMBER EXERCISABLE      EXERCISE
    PRICES        AT DECEMBER 31, 1999        LIFE           PRICE       AT DECEMBER 31, 1999       PRICE
--------------    --------------------     -----------     ---------     --------------------     ---------
$14.25-$20.06           1,499,959              9.7          $ 15.52              123,000           $ 14.72
$21.56-$30.38           4,133,359              9.2          $ 22.45            1,138,421           $ 22.08
                  --------------------                                   --------------------
$14.25-$30.38           5,633,318              9.3          $ 20.66            1,261,421           $ 21.36
                  --------------------                                   --------------------
                  --------------------                                   --------------------

     A member of senior management purchased 100,000 shares of common stock for $5, or $0.05 per share during January 1999. In addition, the Company issued options to purchase shares of the Company's common stock to certain outside consultants during 1999. The Company recognized one-time, non-cash compensation charges of $2,594 in connection with these transactions during the year ended December 31, 1999. The Company does not anticipate incurring similar equity compensation charges in the future.

     The effect of applying SFAS 123 on the 1999 net loss as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS 123, the Company's net loss in 1999 would have been approximately $89,806, or $(4.84) per share.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: volatility of 75%; dividend yield of 0%; risk-free interest rate of 5.25% and expected life of the option term of 3-4 years.

                               ONEMAIN.COM, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 7--STOCKHOLDERS' EQUITY--(CONTINUED)

RESERVE FOR ISSUANCE

     The Company has 9,544,046 shares of common stock at December 31, 1999 reserved for issuance upon exercise of outstanding and unissued stock options, in connection with the Employee Stock Purchase Plan ('ESPP') and for future business combinations.

NOTE 8--EMPLOYEE BENEFIT PLANS

401(K) PLAN

     In 1998, the Company's Board of Directors adopted a defined contribution 401(k) retirement plan. The Company's plan allows employees of the Company and its subsidiaries to make pre-tax contributions to the plan, subject to a statutorily prescribed annual limit. Each participant is fully vested in his or her contributions and the investment earnings. The plan also provides for the Company to match the employees' contributions, up to a stated limit. The Company contributions vest over four years. Employees began contributing to the plan effective January 1, 2000.

     During 1999, certain of the Company's subsidiaries maintained their own 401(k) plans. Effective January 1, 2000, the plans were merged into the Company's plan.

EMPLOYEE STOCK PURCHASE PLAN

     In 1998, the Company's Board of Directors adopted a non-compensatory ESPP under Section 423 of the Internal Revenue Code. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having amounts ranging from 1 to 15 percent withheld from his or her pay. There are 500,000 shares of stock available for issuance pursuant to the ESPP. Employees began contributing to the ESPP effective January 1, 2000.

NOTE 9--COMMITMENTS AND CONTINGENCIES

     The Company entered into a seven-year lease agreement to occupy 14,352 square feet of office space for its executive offices commencing June 15, 1999. The monthly lease payments are $29 and will increase 3% per annum commencing June 15, 2000 through the end of the lease term. The lease includes one five-year renewal option.

     The Company leases additional office space and equipment under operating leases, which expire on various dates through 2004. Certain leases provide for escalations in rent based upon increases in the lessor's annual operating costs or the consumer price index. Rent expense was $4,472 for the year ending December 31, 1999.

     The Company also leases equipment under capital leases, which expire on various dates through 2004. The cost of assets under capital leases and the related accumulated depreciation is $23,145 and $2,647, respectively, at December 31, 1999. Depreciation expense related to these leases is included with depreciation in the statement of cash flows.

                               ONEMAIN.COM, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 9--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     Future minimum lease payments for both operating and capital leases at December 31, 1999 were as follows:

                                                                           OPERATING    CAPITAL
YEAR ENDED DECEMBER 31,                                                     LEASES      LEASES
------------------------------------------------------------------------   ---------    -------
2000....................................................................    $ 4,228     $10,972
2001....................................................................      2,569       7,691
2002....................................................................      1,672       3,026
2003....................................................................      1,480          31
2004....................................................................      1,334          23
Thereafter..............................................................         15          --
                                                                           ---------    -------
                                                                            $11,298      21,743
                                                                           ---------
                                                                           ---------
Less amounts representing interest......................................                  2,122
                                                                                        -------
Present value of minimum capital lease payments.........................                 19,621
Less current portion....................................................                  8,754
                                                                                        -------
                                                                                        $10,867
                                                                                        -------
                                                                                        -------

     The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts, which it may be required to pay by reason thereof, will have a material effect on the Company's financial position or results of operations.

     The Company routinely enters into employment agreements with certain members of senior management and other key employees. These agreements specify minimum annual salaries as well as performance bonus amounts and criteria. The terms of these agreements are usually three years.

NOTE 10--TRANSACTIONS WITH RELATED PARTIES

     One of the Company's subsidiaries contracts with a third party for billing and other accounting services.
A shareholder of this third party is also a Company director. For the year ended December 31, 1999, the subsidiary incurred $1,549 for these services. At December 31, 1999, the Company has included in accounts payable $111 due to this third party.

     One of the Company's subsidiaries leases telephone lines used to provide Internet access from a company in which the shareholder was a former shareholder of the subsidiary. For the year ended December 31, 1999, the subsidiary incurred $405 related to these services. This amount is included in accounts payable at December 31, 1999.

     Certain of the Company's subsidiaries lease office space from former shareholders of those subsidiaries. For the year ended December 31, 1999, rent expense paid to these individuals amounted to $166.

                               ONEMAIN.COM, INC.

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 11--QUARTERLY INFORMATION--UNAUDITED

                                                                                    QUARTER ENDED
                                                                 ---------------------------------------------------
                                                                 MARCH 30    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                                 --------    --------    ------------    -----------
YEAR ENDED DECEMBER 31, 1999
Total revenues................................................   $    --     $ 23,012      $ 27,003       $  32,750
Loss from operations..........................................   $(3,379 )   $(23,880)     $(29,851)      $ (37,190)
Net loss......................................................   $(3,371 )   $(19,712)     $(25,433)      $ (32,729)
Basic and diluted net loss per share..........................   $ (0.60 )   $  (0.90)     $  (1.12)      $   (1.37)
YEAR ENDED DECEMBER 31, 1998
Total revenues................................................                             $     --       $      --
Loss from operations..........................................                             $    (77)      $    (684)
Net loss......................................................                             $    (77)      $    (688)
Basic and diluted net loss per share..........................                             $  (0.02)      $   (0.15)

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
D&E SuperNet, Inc.

We have audited the accompanying balance sheet of D&E SuperNet, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D&E SuperNet, Inc. at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company's working capital deficiency and compliance with debt covenants raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                               D&E SUPERNET, INC.
                                 BALANCE SHEET

                                                                                                       DECEMBER 31,
                                                                                                           1998
                                                                                                       ------------
                                               ASSETS
Current assets:
  Cash..............................................................................................    $  124,988
  Accounts receivable...............................................................................        92,059
  Inventory.........................................................................................        18,484
  Prepaid expenses..................................................................................        45,615
                                                                                                       ------------
     Total current assets...........................................................................       281,146
Property and equipment, net.........................................................................     1,263,830
Deferred taxes......................................................................................        19,875
Intangible assets, net..............................................................................     1,981,922
Other assets........................................................................................        13,492
                                                                                                       ------------
     Total assets...................................................................................    $3,560,265
                                                                                                       ------------
                                                                                                       ------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable--trade...........................................................................    $   76,997
  Accounts payable--affiliates......................................................................       172,520
  Accrued expenses..................................................................................       142,338
  Unearned revenues.................................................................................       391,836
  Current maturities of long-term debt..............................................................       288,080
                                                                                                       ------------
     Total current liabilities......................................................................     1,071,771
Long-term debt, net of current maturities...........................................................     1,691,920
Note payable to affiliate...........................................................................       200,000
Stockholders' equity:
  Common stock, 1,000 no par value shares authorized, 200 shares issued and outstanding.............       484,115
  Retained earnings.................................................................................       112,459
                                                                                                       ------------
     Total stockholders' equity.....................................................................       596,574
                                                                                                       ------------
     Total liabilities and stockholders' equity.....................................................    $3,560,265
                                                                                                       ------------
                                                                                                       ------------

                            See accompanying notes.

                               D&E SUPERNET, INC.
                            STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,      THREE MONTHS
                                                                        ------------------------        ENDED
                                                                           1997          1998       MARCH 31, 1999
                                                                        ----------    ----------    --------------
REVENUES:
  Access revenues....................................................   $1,489,596    $3,623,740      $1,603,531
  Other revenues.....................................................      259,611       323,064         101,731
                                                                        ----------    ----------    --------------
     Total revenues..................................................    1,749,207     3,946,804       1,705,262

COSTS AND EXPENSES:
  Costs of access revenues...........................................      491,577     1,296,020         549,772
  Costs of other revenues............................................      155,505       169,774         132,638
  Operations and customer support....................................      322,324       541,786         273,871
  Sales and marketing................................................      328,185       612,753         204,951
  General and administrative.........................................      179,377       604,457         333,577
  Depreciation.......................................................      154,952       191,720          67,613
  Amortization.......................................................          550        73,744         130,200
                                                                        ----------    ----------    --------------
     Total costs and expenses........................................    1,632,470     3,490,254       1,692,622
                                                                        ----------    ----------    --------------
Income from operations...............................................      116,737       456,550          12,640

OTHER EXPENSES:
  Interest expense...................................................      (56,941)      (99,046)             --
  Other expenses, net................................................      (13,223)      (52,070)        (44,657)
                                                                        ----------    ----------    --------------
                                                                           (70,164)     (151,116)        (44,657)
                                                                        ----------    ----------    --------------
Income (loss) before income tax provision............................       46,573       305,434         (32,017)
Income tax provision.................................................           --        54,985             541
                                                                        ----------    ----------    --------------
Net income (loss)....................................................   $   46,573    $  250,449      $  (32,558)
                                                                        ----------    ----------    --------------
                                                                        ----------    ----------    --------------
UNAUDITED PRO FORMA INFORMATION:
  Net income.........................................................   $   46,573    $  250,449
  Pro forma income tax provision (see Note 2)........................           --        70,057
                                                                        ----------    ----------
  Pro forma net income...............................................   $   46,573    $  180,392
                                                                        ----------    ----------
                                                                        ----------    ----------

                            See accompanying notes.

                               D&E SUPERNET, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               ACCUMULATED                ADDITIONAL
                                                CONTRIBUTED     (LOSSES)       COMMON      PAID-IN      RETAINED      TOTAL
                                                  CAPITAL        INCOME        STOCK       CAPITAL      EARNINGS      EQUITY
                                                -----------    -----------    --------    ----------    --------    ----------
BALANCE AT DECEMBER 31, 1996.................    $ 244,818      $(245,261)    $     --    $       --    $     --    $     (443)
  Net income.................................           --         46,573           --            --          --        46,573
                                                -----------    -----------    --------    ----------    --------    ----------
BALANCE AT DECEMBER 31, 1997.................      244,818       (198,688)          --            --          --        46,130
  Contributed capital........................      299,995             --           --            --          --       299,995
  Net income from January 1, 1998 to
     September 3, 1998.......................           --        137,990           --            --          --       137,990
                                                -----------    -----------    --------    ----------    --------    ----------
BALANCE AT SEPTEMBER 3, 1998.................      544,813        (60,698)          --            --          --       484,115
  Conversion to corporation..................     (544,813)        60,698      484,115            --          --            --
  Net income from September 4, 1998 to
     December 31, 1998.......................           --             --           --            --     112,459       112,459
                                                -----------    -----------    --------    ----------    --------    ----------
BALANCE AT DECEMBER 31, 1998.................           --             --      484,115            --     112,459       596,574
  Debt assumed by stockholder................           --             --           --     2,042,401          --     2,042,401
  Net loss from January 1, 1999 to March 31,
     1999....................................           --             --           --            --     (32,558)      (32,558)
                                                -----------    -----------    --------    ----------    --------    ----------
BALANCE AT MARCH 31, 1999....................    $      --      $      --     $484,115    $2,042,401    $ 79,901    $2,606,417
                                                -----------    -----------    --------    ----------    --------    ----------
                                                -----------    -----------    --------    ----------    --------    ----------

                            See accompanying notes.

                               D&E SUPERNET, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,     THREE MONTHS
                                                                         -----------------------        ENDED
                                                                           1997          1998       MARCH 31, 1999
                                                                         ---------    ----------    --------------
OPERATING ACTIVITIES
Net income (loss).....................................................   $  46,573    $  250,449     $    (32,558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization.......................................     155,502       265,464          197,813
  Loss on sale or disposal of equipment...............................      13,223        52,070               --
  Deferred taxes provision............................................          --       (19,875)             541
  Changes in operating assets and liabilities after impact of acquired businesses:
  Accounts receivable.................................................      26,673        31,307           40,826
     Inventory........................................................      (2,881)       (4,426)           3,840
     Prepaid expenses.................................................      12,571       (19,936)          45,615
     Other assets.....................................................      (6,279)        5,632          (21,869)
     Accounts payable--trade and affiliates...........................     (87,230)      144,636          283,271
     Accrued expenses.................................................      48,608        82,164           60,392
     Unearned revenues................................................      (1,890)      (19,165)          32,071
                                                                         ---------    ----------    --------------
Net cash provided by operating activities.............................     204,870       768,320          609,942

INVESTING ACTIVITIES
Purchases of property and equipment...................................    (407,958)     (586,784)        (433,244)
Proceeds from sale of property and equipment..........................      45,574         1,206               --
Acquisition of business, net of cash acquired.........................          --    (1,971,356)         (67,613)
                                                                         ---------    ----------    --------------
Net cash used in investing activities.................................    (362,384)   (2,556,934)        (500,857)

FINANCING ACTIVITIES
Net proceeds (payments) under line of credit payable to affiliate.....     164,698      (384,698)        (200,000)
Proceeds from issuance of long-term debt..............................          --     1,980,000               --
Deferred financing fees...............................................          --       (12,715)              --
Capital contributions.................................................          --       299,995               --
                                                                         ---------    ----------    --------------
Net cash provided by (used in) financing activities...................     164,698     1,882,582         (200,000)
                                                                         ---------    ----------    --------------
Net increase (decrease) in cash.......................................       7,184        93,968          (90,915)
Cash at beginning of year.............................................      23,836        31,020          124,988
                                                                         ---------    ----------    --------------
Cash at end of period.................................................   $  31,020    $  124,988     $     34,073
                                                                         ---------    ----------    --------------
                                                                         ---------    ----------    --------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest................................................   $  55,746    $   79,146     $     21,095
                                                                         ---------    ----------    --------------
                                                                         ---------    ----------    --------------
Debt assumed by stockholder...........................................   $      --    $       --     $  2,042,401
                                                                         ---------    ----------    --------------
                                                                         ---------    ----------    --------------

                            See accompanying notes.

                               D&E SUPERNET, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     D&E SuperNet, Inc. (the 'Company') is a regional provider of Internet access. The Company was originally organized as a general partnership (the 'Partnership') on June 22, 1995 by D&E Marketing, Inc. (50%) and SuperNet Interactive Services, Inc. (50%) and began marketing services in July of the same year. The partners shared equally in profits and losses.

     On September 4, 1998, D&E SuperNet converted from a partnership to a corporation. The holders of partnership interests were issued shares of common stock, having no par value, of the Company, representing the same percentage of equity interest in the Company as they had in the Partnership. For financial accounting purposes, the conversion to corporate form has been treated as a reorganization, with the assets and liabilities recorded at their historical costs. In addition, the Company recognized a net deferred income tax liability for temporary differences in accordance with Statement of Financial Accounting Standards No. 109 ('Statement No. 109'), Accounting for Income Taxes, which resulted in a one-time charge to earnings of $13,250 in 1998 (see Note 10).

     The Company's targeted market is Pennsylvania. The Company expects to continue to focus on increasing its subscriber base and geographic coverage. The online services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Going Concern

     The accompanying financial statements have been presented in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has a significant working capital deficiency and is not in compliance with the Term Notes financial covenants. Further, the Company depends on the continuing financial support of an affiliate. Management believes that the actions presently being taken, as described below, and the intent of the Stockholders to fund the operations will provide the Company with sufficient funds to continue as a going concern. Such actions include, but are not limited to the short-term line of credit and revolving line of credit agreements entered into in 1998 (see Note
7), continued investment in its network infrastructure to increase its network efficiencies and capacity to serve additional subscribers and employing marketing strategies to increase its subscriber base. Further, management has obtained a waiver of the debt to net worth financial covenant for the year ended December 31, 1998, which it did not meet and has obtained an amendment revising this ratio from 3.0 to 1 to 4.0 to 1 for the three month periods ending March 31, 1999, June 30, 1999, September 30, 1999, and December 31, 1999. In addition, management believes that the demand line of credit from an affiliate will continue to be available throughout the next year.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                               D&E SUPERNET, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Property and Equipment

     Property, equipment, and software are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives ranging between three to seven years.

  Inventory

     Inventory consists of purchased goods for resale and is stated at the lower of cost or market on the first-in, first-out (FIFO) method.

  Impairment of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

  Goodwill

     Goodwill, which represents the cost in excess of the fair market value of identifiable net assets acquired, is being amortized using the straight-line method over 10 years.

  Revenue Recognition

     The Company recognizes Internet access revenue when the services are provided. The Company defers recognizing revenue on advance payments and amortizes the unearned revenue amounts to revenue on a straight-line basis over the period in which the services are provided. No revenue is recognized during a subscriber cancellation period.

     Other revenues include network installation, maintenance, and consulting services. These services are provided on a time-and-material basis and revenue is recognized based upon time (at established rates) and other direct costs as incurred.

  Costs of Revenues

     Costs of access revenues primarily consist of telecommunication expenses inherent in the network infrastructure. Costs of access revenues also include fees paid for lease of the Company's network infrastructure, as well as license fees for Web browser software based on a per-user charge, other license fees paid to third-party software vendors, product costs, and contractor fees for operation and support services.

                               D&E SUPERNET, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. For the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, advertising costs were $123,940, $267,938 and $64,945, respectively.

  Income Taxes

     For tax years prior to September 4, 1998, D&E Supernet operated as a partnership, and therefore was exempt from taxation under the partnership provisions of the Internal Revenue Code (the 'Code'). Under the partnership provisions of the Code, the partners of the Partnership include their share of the Partnership's income on their personal income tax returns. Accordingly, the Partnership was not subject to Federal and state corporate income taxes during the period in which it was a partnership. The Company converted to a corporation on September 4, 1998, and became subject to Federal and state corporate income taxes.

     For periods prior to the revocation of its partnership status, the unaudited pro forma income tax information included in the statements of operations and Note 10 is presented in accordance with Statement of Financial Accounting Financial Standards No. 109 (Statement No. 109), Accounting for Income Taxes, as if the Company had been subject to Federal and state income taxes for the year ended December 31, 1997 and for the period from January 1, 1998 to September 3, 1998.

     For periods after the revocation of its partnership status, the Company accounts for income taxes using the liability method. The liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as 'temporary differences.' Temporary differences result from the use of different accounting methods for financial statement and income tax reporting purposes.

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high credit quality financial institution. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The concentration of credit risk is mitigated by the large customer base. The carrying amount of the accounts receivable approximates their fair value.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     Although the Company attempts to maintain numerous vendors for required products, its modems, terminal servers, and high-performance routers, which are important components of its network, are each currently acquired from three sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as its network infrastructure grows, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

                               D&E SUPERNET, INC.

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Computer equipment and software...........................................................    $1,265,832
Office equipment..........................................................................       357,142
                                                                                             ------------
                                                                                               1,622,974
Less accumulated depreciation and amortization............................................      (359,144)
                                                                                             ------------
                                                                                              $1,263,830
                                                                                             ------------
                                                                                             ------------

4. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Goodwill..................................................................................    $1,991,268
Other intangibles.........................................................................        63,620
                                                                                             ------------
                                                                                               2,054,888
Less accumulated amortization.............................................................       (72,966)
                                                                                             ------------
                                                                                              $1,981,922
                                                                                             ------------
                                                                                             ------------

5. ACQUISITIONS

     On June 10, 1998, the Company acquired substantially all of the assets of Cumberland Valley Network ('CVN'), a general partnership. At the date of the acquisition, the CVN partnership dissolved and all operations were continued under the D&E SuperNet name. CVN's results of operations since June 10, 1998 are included within the December 31, 1998 statement of operations of the Company. CVN's results of operations for the periods presented prior to the period ended June 10, 1998 are not included in the Company's results of operations.

     The Company, on December 1, 1998, acquired substantially all of the operating assets of Cyberia Communications, Inc. ('Cyberia'), a corporation. Cyberia's results of operations since December 1, 1998 are included within the December 31, 1998 statement of operations of the Company. Cyberia's results of operation for the periods presented prior to the period ended December 1, 1998 are not included in the Company's results of operations.

     The unaudited pro forma results of operations set forth below assumes the acquisition of CVN and Cyberia occurred at the beginning of the periods presented. Pro forma adjustments include increased amortization for the cost over net assets acquired and increased interest expense from debt incurred for the acquisitions. The unaudited pro forma information is provided for information purposes only and does not purport to be indicative of the Company's results of operations that would have been achieved had the acquisition and related financing transaction been completed for the periods presented, or results that may be obtained in the future.

                                                                               YEAR ENDED DECEMBER 31,
                                                                               ------------------------
                                                                                  1997          1998
                                                                               ----------    ----------
Revenues....................................................................   $3,295,347    $5,268,930
                                                                               ----------    ----------
Net (loss) income...........................................................   $  (68,418)   $  240,475
                                                                               ----------    ----------
                                                                               ----------    ----------

                               D&E SUPERNET, INC.

5. ACQUISITIONS--(CONTINUED)

     The acquisitions were accounted for under the purchase method of accounting; accordingly, assets acquired have been recorded at their estimated fair market values at the date of acquisition. Goodwill is being amortized over its estimated economic life of 10 years using the straight-line method.

     The CVN and Cyberia purchase prices of $1,050,000 and $921,356, respectively, have been preliminarily allocated as follows:

                                                                                    CVN        CYBERIA
                                                                                 ----------    --------
Accounts receivable...........................................................   $   73,594    $ 22,236
Prepaid expenses..............................................................       19,235          --
Property and equipment........................................................       53,477     191,183
Intangible assets.............................................................       50,000      10,000
Goodwill......................................................................    1,128,549     862,719
Accounts payable..............................................................           --     (28,636)
Unearned revenues.............................................................     (274,855)   (136,146)
                                                                                 ----------    --------
  Total purchase price........................................................   $1,050,000    $921,356
                                                                                 ----------    --------
                                                                                 ----------    --------

6. DEBT WITH AFFILIATED PARTIES

     The Company had a short-term line of credit payable on demand with an affiliated company allowing for borrowings of up to $650,000. In conjunction with the Term Note dated June 30, 1998 discussed below, the Company retired the line of credit and created a note payable to an affiliate in the amount of $200,000. Principal payments on the note payable to an affiliate cannot be made until the earlier of full payment of the Term Note dated June 30, 1998 or June 29, 2002. The note payable to an affiliate bears a fixed interest rate of 12.5% and is subordinated to the Term Notes discussed below.

7. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Term Note dated June 30, 1998, monthly installments of interest only through June 30, 1999
  at a rate of 7.80%......................................................................    $1,050,000
Term Note dated December 31, 1998, monthly installments of interest only through June 30,
  1999 at a rate of 7.80%.................................................................       930,000
Note payable to an affiliate (see Note 6), monthly installments of interest only payments
  at a rate of 12.5%......................................................................       200,000
                                                                                             ------------
Total long-term debt......................................................................     2,180,000
Less: current maturities..................................................................       288,080
                                                                                             ------------
Long-term debt, net of current maturities.................................................    $1,891,920
                                                                                             ------------
                                                                                             ------------

     The interest rate on the Term Note dated June 30, 1998 is fixed at 7.80% from June 1998 through June 2000. Beginning in July 2000, the interest rate will convert to a floating rate at the bank's commercial base rate. The term of the note is four years with a provision for interest only payments during the first twelve months. Beginning in the thirteenth month, the Company will pay 35 fixed principal monthly installments of $21,875 plus related interest. The balance of the note is due in a balloon payment on July 1, 2002.

     The interest rate on the Term Note dated December 31, 1998 is fixed at 7.80% from December 1998 through June 2000. Beginning in July 2000, the interest rate will convert to a floating rate at the bank's commercial base rate plus 1%. The term of the note is three and one half years with a provision for interest

                               D&E SUPERNET, INC.

7. LONG-TERM DEBT--(CONTINUED)

only payments during the first seven months. Beginning in the eighth month, the Company will pay 35 equal, monthly installments, with each such installment in an amount sufficient to amortize the outstanding principal balance based on the interest rate in effect on the Term Note on July 1, 1999. The balance of the note is due in a balloon payment on July 1, 2002.

     Principal payments on long-term debt are due as follows:

1999........................................................   $  288,080
2000........................................................      593,610
2001........................................................      618,440
2002........................................................      679,870
                                                               ----------
                                                               $2,180,000
                                                               ----------
                                                               ----------

     The notes contain restrictive covenants and a cross default clause which require the Company, beginning December 31, 1998, to maintain certain financial ratios, the most restrictive of which is maintaining a cash flow to debt service ratio of at least 1.2 to 1 at the end of each fiscal quarter and a maximum debt to net worth ratio, as defined, of 3.0 to 1. The Company has obtained a waiver of the debt to net worth financial covenant for the year ended December 31, 1998, which it did not meet and has obtained an amendment revising this ratio from 3.0 to 1 to 4.0 to 1 for the three month periods ended March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999. Thereafter, the Company must maintain a maximum debt to net worth ratio of 3.0 to 1.

8. RELATED PARTY TRANSACTIONS

     The Company has various transactions with its Partners and affiliates. These transactions can be generally classified into the following categories:

     o Access services--the Company pays D&E Telephone Company for telephone services used to provide Internet access to its customers. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, telephone charges paid to D&E Telephone Company were $87,276, $124,184 and $29,975, respectively.

     o Operations and customer support services--the Company pays D&E Marketing and SuperNet Interactive Services salaries, wages, and commissions for providing technical, selling, and marketing services to the Company. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, selling and marketing expenses paid to these affiliates were $608,852, $1,130,862 and $285,462, respectively.

     o General and administrative services--D&E TDS and D&E Marketing charge the Company for administrative support, rent, and billing services provided to the Company. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, total rent and billing services paid to these affiliates were $29,700, $72,745 and $20,129, respectively.

     Management believes that the overall amount of charges to the Company are reasonable and that the accompanying financial statements reflect all of the Company's costs of doing business.

                               D&E SUPERNET, INC.

9. COMMITMENTS

  Lease Commitments

     The Company leases office space and various office and computer equipment under noncancelable operating lease agreements. The leases generally provide for renewal terms and the Company is required to pay a portion of the common areas' expenses including maintenance, real estate taxes, and other expense. Rent expense for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, was $32,025, $61,279 and $26,677, respectively.

     Minimum future lease payments under operating leases are summarized as follows:

                                                          DECEMBER 31, 1998
                                                          -----------------
1999...................................................       $ 147,501
2000...................................................          74,820
2001...................................................           4,893
                                                          -----------------
Total minimum lease payments...........................       $ 227,214
                                                          -----------------
                                                          -----------------

10. INCOME TAXES

     In connection with the conversion to corporate form, the Company recognized a net deferred income tax liability for temporary differences in accordance with Statement No. 109, which resulted in a one-time charge to earnings of $13,250 in 1998. Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

     The Company's deferred tax asset as of December 31, 1998 was $19,875 related to differences resulting from the use of different methods of depreciation and amortization of property and equipment for financial statement and income tax reporting purposes.

     Income tax provision was comprised of the following:

                                                                          PERIOD FROM
                                                                       SEPTEMBER 4, 1998     THREE MONTHS
                                                                              TO                ENDED
                                                                       DECEMBER 31, 1998    MARCH 31, 1999
                                                                       -----------------    --------------
Current expense.....................................................        $74,860              $541
Deferred tax benefit................................................        (19,875)               --
                                                                       -----------------       ------
Income tax provision................................................        $54,985              $541
                                                                       -----------------       ------
                                                                       -----------------       ------

     A reconciliation between the amount of reported income taxes and the amount computed by multiplying the applicable statutory Federal income tax rate times the pre-tax income:

                                                                          PERIOD FROM
                                                                       SEPTEMBER 4, 1998     THREE MONTHS
                                                                              TO                ENDED
                                                                       DECEMBER 31, 1998    MARCH 31, 1999
                                                                       -----------------    --------------
Federal income taxes at statutory rates.............................        $56,931              $ --
State taxes.........................................................         11,080               541
Deferred tax benefit recognized on conversion from
  partnership.......................................................        (13,250)               --
Other...............................................................            224                --
                                                                       -----------------       ------
Income tax provision................................................        $54,985              $541
                                                                       -----------------       ------
                                                                       -----------------       ------

                               D&E SUPERNET, INC.

10. INCOME TAXES--(CONTINUED)

     No pro forma income tax provision or benefit is reflected for the year ended December 31, 1997, as the Company would have provided a full valuation allowance against the deferred tax asset had it been a C Corporation in 1996 and then taken the benefit in 1997. The pro forma income tax provision for the period from January 1, 1998 to September 3, 1998 has been recorded in an amount to reflect the Company's effective tax rate for the year of 41%.

11. PENDING TRANSACTION

     During 1998, the Company's stockholders entered into an agreement to sell their shares in the Company to OneMain.com, Inc. ('OneMain.com'). The Company's stockholders will exchange their shares in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's stockholders will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-fifth of the difference between total revenue for the Company for the 12 months ended June 30, 1999, and the revenues for the Company for the period from April 1, 1998, through June 30, 1998, multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole stockholder of the Company. Subsequent to the acquisition, the Company will continue to exist.

     The related party transactions as described in Note 8 will be amended upon consummation of the merger discussed above so that all continuing obligations will be similar to terms and conditions of agreements/arrangements with unaffiliated third parties.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
SunLink, Inc.

We have audited the accompanying balance sheet of SunLink, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SunLink, Inc. at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company's working capital deficiency and losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /S/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                                 SUNLINK, INC.
                                 BALANCE SHEET

                                                                                                       DECEMBER 31,
                                                                                                           1998
                                                                                                       ------------
                                               ASSETS
Current assets:
  Cash..............................................................................................     $100,736
  Accounts receivable, net of allowance for doubtful accounts of $26,545............................       18,865
  Inventory.........................................................................................        7,600
                                                                                                       ------------
       Total current assets.........................................................................      127,201
  Property and equipment, net.......................................................................      571,003
                                                                                                       ------------
       Total assets.................................................................................     $698,204
                                                                                                       ------------
                                                                                                       ------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................................     $ 87,122
  Accrued expenses..................................................................................       18,367
  Unearned revenues.................................................................................      172,336
  Note payable to stockholder.......................................................................      123,000
  Current maturities of long-term debt..............................................................       44,906
                                                                                                       ------------
  Total current liabilities.........................................................................      445,731
  Long-term debt, net of current maturities.........................................................      176,680
Stockholders' equity:
  Common stock--$10 par value, 1,000 shares authorized, 205 shares issued and
     outstanding....................................................................................        2,050
  Additional paid-in capital........................................................................       30,145
  Retained earnings.................................................................................       43,598
                                                                                                       ------------
       Total stockholders' equity...................................................................       75,793
                                                                                                       ------------
       Total liabilities and stockholders' equity...................................................     $698,204
                                                                                                       ------------
                                                                                                       ------------

                            See accompanying notes.

                                 SUNLINK, INC.
                            STATEMENTS OF OPERATIONS


                                                                          YEAR ENDED DECEMBER 31,   THREE MONTHS
                                                                          ----------------------        ENDED
                                                                            1997         1998       MARCH 31, 1999
                                                                          --------    ----------    --------------
REVENUES:
  Access revenues......................................................   $786,324    $1,411,164       $562,609
  Other revenues.......................................................     11,913            --         13,860
                                                                          --------    ----------    --------------
       Total revenues..................................................    798,237     1,411,164        576,469

COSTS AND EXPENSES:
  Costs of access revenues.............................................    224,579       566,102        202,093
  Costs of other revenues..............................................     11,531            --             --
  Operations and customer support......................................    183,557       374,213         74,855
  Sales and marketing..................................................     50,460       102,507         43,762
  General and administrative...........................................    114,220       303,948        109,973
  Depreciation.........................................................     64,307       125,565         41,760
                                                                          --------    ----------    --------------
       Total costs and expenses........................................    648,654     1,472,335        472,443
                                                                          --------    ----------    --------------
Income (loss) from operations..........................................    149,583       (61,171)       104,026

OTHER EXPENSE:
  Interest expense.....................................................    (10,682)      (20,363)        (7,803)
                                                                          --------    ----------    --------------
Net income (loss)......................................................   $138,901    $  (81,534)      $ 96,223
                                                                          --------    ----------    --------------
                                                                          --------    ----------    --------------
UNAUDITED PRO FORMA INFORMATION:
  Net income (loss)....................................................   $138,901    $  (81,534)      $ 96,223
  Pro forma income tax provision (benefit) (see Note 2)................     46,369       (27,218)        38,489
                                                                          --------    ----------    --------------
  Pro forma net income (loss)..........................................   $ 92,532    $  (54,316)      $ 57,734
                                                                          --------    ----------    --------------
                                                                          --------    ----------    --------------

                            See accompanying notes.

                                 SUNLINK, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             ADDITIONAL    RETAINED        TOTAL
                                                                   COMMON     PAID-IN      EARNINGS    STOCKHOLDERS'
                                                                   STOCK      CAPITAL      (DEFICIT)      EQUITY
                                                                   ------    ----------    --------    -------------

BALANCE AT DECEMBER 31, 1996....................................   $2,000     $  29,695    $(13,769)     $  17,926
  Issuance of common stock (5 shares)...........................      50            450          --            500
  Net income....................................................      --             --     138,901        138,901
                                                                   ------    ----------    --------    -------------
BALANCE AT DECEMBER 31, 1997....................................   2,050         30,145     125,132        157,327
  Net loss......................................................      --             --     (81,534)       (81,534)
                                                                   ------    ----------    --------    -------------
BALANCE AT DECEMBER 31, 1998....................................   2,050         30,145      43,598         75,793
  Debt assumed by stockholder...................................      --         99,441          --         99,441
  Net income from January 1, 1999 to March 31, 1999.............      --             --      96,223         96,223
                                                                   ------    ----------    --------    -------------
BALANCE AT MARCH 31, 1999.......................................   $2,050     $ 129,586    $139,821      $ 271,457
                                                                   ------    ----------    --------    -------------
                                                                   ------    ----------    --------    -------------

                            See accompanying notes.

                                 SUNLINK, INC.
                            STATEMENTS OF CASH FLOWS


                                                                          YEAR ENDED DECEMBER 31,   THREE MONTHS
                                                                          ----------------------        ENDED
                                                                             1997         1998      MARCH 31, 1999
                                                                           --------     --------    --------------
OPERATING ACTIVITIES
Net income (loss).......................................................   $138,901     $(81,534)     $   96,223
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization......................................     64,307      125,565          41,760
     Stock based compensation...........................................        450           --              --
     Changes in operating assets and liabilities:
       Accounts receivable..............................................    (14,779)       3,298         (23,683)
       Inventory........................................................         --       (7,600)          7,600
       Accounts payable.................................................     76,287      (11,763)         25,082
       Accrued expenses.................................................         47       11,180          33,211
       Unearned revenues................................................     51,250      102,101           9,901
                                                                           --------     --------    --------------
Net cash provided by operating activities...............................    316,463      141,247         190,094

INVESTING ACTIVITIES
(Issuance of) payment from note receivable from stockholder.............     (8,981)       8,981              --
Purchases of property and equipment.....................................   (323,720)    (296,936)       (124,325)
                                                                           --------     --------    --------------
Net cash used in investing activities...................................   (332,701)    (287,955)       (124,325)

FINANCING ACTIVITIES
Proceeds under line of credit...........................................     15,000           --              --
Proceeds from issuance (repayments) of long-term debt...................         --      250,000        (142,738)
Payments on long-term debt..............................................         --      (28,414)        100,898
Repayments of line of credit............................................         --      (90,000)             --
Proceeds from stockholders' loans.......................................     12,941      123,000              --
Repayments of stockholders' loans.......................................     (7,500)     (12,941)       (123,000)
Proceeds from issuance of common stock..................................         50           --              --
                                                                           --------     --------    --------------
Net cash provided by (used in) financing activities.....................     20,491      241,645        (164,840)
                                                                           --------     --------    --------------
Net increase (decrease) in cash.........................................      4,253       94,937         (99,071)
Cash at beginning of year...............................................      1,546        5,799         100,736
                                                                           --------     --------    --------------
Cash at end of period...................................................   $  5,799     $100,736      $    1,665
                                                                           --------     --------    --------------
                                                                           --------     --------    --------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest..................................................   $ 10,682     $ 20,363      $    7,803
                                                                           --------     --------    --------------
                                                                           --------     --------    --------------
Debt assumed by stockholder.............................................   $     --     $     --      $   99,441
                                                                           --------     --------    --------------
                                                                           --------     --------    --------------

                            See accompanying notes.

                                 SUNLINK, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     SunLink, Inc. (the 'Company') is a regional provider of Internet access. The Company was incorporated in the Commonwealth of Pennsylvania on October 1, 1991 as a Subchapter S Corporation and began providing Internet access services in Sunbury, Pennsylvania on October 1, 1995.

     The Company expects to continue to focus on increasing its subscriber base and geographic coverage. The online services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Financial Statement Presentation

     The accompanying financial statements have been presented in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has a significant working capital deficiency and has incurred an operating loss for the year ended December 31, 1998. Management believes that actions presently being taken, as described below, and the intent of the stockholders to fund the Company's operations will provide the Company with sufficient funds to continue as a going concern. Such actions include, but are not limited to, operating under a newly signed telephone service agreement with a competitive local exchange carrier which is expected to reduce the cost of telephone services provided to a significant portion of its subscriber base, continued investments in its network infrastructure to increase its network efficiency and capacity to serve additional subscribers, and employing marketing strategies to increase its subscriber base. Further, the Company believes that its stockholders will be able to provide it with any working capital needs during the next year.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Inventory

     Inventory consists of purchased goods for resale and is stated at the lower of cost or market on the first-in, first-out (FIFO) method.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives ranging between five to seven years. Leasehold improvements are amortized over their useful life not to exceed 7 years.

                                 SUNLINK, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Impairment of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

  Revenue Recognition

     The Company recognizes Internet access revenue when the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred recognizing revenue on these advance payments and amortizes the amounts to revenue on a straight-line basis as the services are provided. The Company records a reserve for the estimated amount of uncollectible accounts for customers who are provided credit terms. No revenue is recognized during a subscriber cancellation period.

     Other revenues include network installation, maintenance and consulting services. These services are provided on a time-and-material basis and revenue is recognized based upon time (at established rates) and other direct costs as incurred.

  Bartered Services

     The Company participates in bartered services transactions with certain radio stations, computer retailers and subscribers. In exchange for free Internet service from the Company, radio stations provide advertising and computer retailers demo and refer computer buyers to the Company for Internet access service. In addition, the Company's subscribers can participate in a referral program in which they can earn free service up to one year and or cash, for making valid referrals of the Company's Internet access service. These transactions are recognized by the Company as Internet access revenues and selling and administrative expense in equal amounts at the fair value of Internet access services provided by the Company. For the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, the Company recognized bartered services transactions in the amount of $22,136, $30,755, and $9,437, respectively.

  Stock Compensation

     During 1997, the Company issued 5 shares of common stock to a contractor in exchange for $50 in cash and recorded $450 of stock compensation for services performed.

  Costs of Revenues

     Costs of access revenues primarily consist of telecommunication expenses inherent in the network infrastructure. Costs of access revenues also include fees paid for lease of the Company's backbone, as well as license fees for Web browser software based on a per-user charge, other license fees paid to third-party software vendors, product costs and contractor fees for distribution of software to new subscribers.

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, advertising and promotion costs were $11,489, $41,165, and $7,413, respectively.

                                 SUNLINK, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Income Taxes

     Historically, the Company has elected, by the consent of its stockholders, to be taxed under the provisions of Subchapter S of the Internal Revenue Code (the 'Code'). Under the Subchapter S provisions of the Code, the stockholders include the Company's corporate income in their personal income tax returns. Accordingly, the Company was not subject to Federal and state corporate income tax during the period for which it was an S Corporation.

     The pro forma income tax information included in the statements of operations and Note 7 is presented in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as if the Company had been subject to Federal and certain state income taxes for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999.

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high credit quality financial institution. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The concentration of credit risk is mitigated by the large customer base and small accounts receivable balances. The carrying amount of the receivables approximates their fair value.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     Although the Company attempts to maintain vendors for required products, its modems, terminal servers and high-performance routers, which are important components of its network, are each currently acquired from three sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as its network infrastructure grows, then delays and increased costs in the expansion of the Company's network infrastructure could potentially result in an adverse effect on the Company's operating results.

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                   DECEMBER 31,
                                                                                       1998
                                                                                   ------------
Computer equipment..............................................................     $767,534
Furniture, fixtures, and office equipment.......................................        9,995
Leasehold improvements..........................................................        2,800
                                                                                   ------------
                                                                                      780,329
Less accumulated depreciation...................................................      209,326
                                                                                   ------------
                                                                                     $571,003
                                                                                   ------------
                                                                                   ------------

4. RELATED PARTY TRANSACTIONS

     The Company engages Amerman & Company, which is owned and operated by Company stockholders, to perform accounting services and prepare the Company's Federal and state tax returns. For the years ended

                                 SUNLINK, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

4. RELATED PARTY TRANSACTIONS--(CONTINUED)
December 31, 1997 and 1998, and the three months ended March 31, 1999, the amounts paid to the stockholders for accounting services were $1,460, $24,695, and $8,075, respectively.

     For the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, the Company paid a stockholder $2,600, $40,000, and $8,900, respectively, to provide technical support and consulting services to the Company.

     In addition, the Company occupies office space in a building owned by a Company stockholder. For the years ended December 31, 1997 and 1998, the amounts paid for rent were $4,000 and $22,500, respectively. For the three months ended March 31, 1999, the amount paid for rent was $5,250.

     In December 1998, a stockholder made an unsecured $123,000 loan to the Company. The loan is due on December 28, 1999 and bears an interest rate of 8.5%.

5. NOTE PAYABLE

     The Company had a short-term line of credit payable on demand with a bank allowing for borrowings of up to $125,000. The line was secured by and was personally guaranteed by a stockholder of the Company. The line of credit was paid off and terminated by the stockholders during December 1998.

6. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Note payable to a bank, monthly installments of $5,027, including interest at 7.65%. The loan is secured by Company assets and personally guaranteed by the stockholders of the
  Company.................................................................................     $221,586
Less: current maturities..................................................................       44,906
                                                                                             ------------
Long-term debt, net of current maturities.................................................     $176,680
                                                                                             ------------
                                                                                             ------------

     The Company incurred interest related to the long-term debt of $15,422 and $4,637 for the year ended December 31, 1998 and three months ended March 31, 1999, respectively.

     Principal payments on long-term debt are due as follows: 1999--$44,906; 2000--$48,465; 2001-- $52,305; 2002--$56,450; 2003--$19,460.

7. INCOME TAXES

     Upon consummation of an agreement with OneMain.com, Inc. ('OneMain.com') to sell the outstanding stock of the Company and concurrent with the related initial public offering of OneMain.com (as more fully described in Note 8) the Company's status as an S Corporation under the Code will automatically terminate and Federal and state corporate income tax rates will apply. Based upon the cumulative temporary differences, the Company would have recognized a deferred Federal and state income tax liability of $11,223 as of December 31, 1998, had the termination of its election to be treated as an S Corporation occurred on that date.

     The pro forma provision for income taxes is reflected on the statements of operations as if the Company had been a C Corporation.

                                 SUNLINK, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

8. PENDING TRANSACTION

     During 1998, the Company's stockholders entered into an agreement whereby they will sell their shares in the Company to OneMain.com. The Company's stockholders will exchange their shares in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's stockholders will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-tenth of the difference between total revenue for the Company for the 12 months ended June 30, 1999, and the revenues for the Company for the period from April 1, 1998 through June 30, 1998, multiplied by four. Upon consummation of the agreement, OneMain.com will become the sole stockholder of the Company. Subsequent to the acquisition, the Company will continue to exist.

     The related party transactions as described in Note 4 will be amended upon consummation of the merger discussed above so that all continuing obligations will be similar to terms and conditions of agreements/arrangements with unaffiliated third parties.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholder of
LebaNet, Inc.

We have audited the accompanying balance sheet of LebaNet, Inc. as of December 31, 1998 and the related statements of operations, stockholder's equity, and cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LebaNet, Inc. at December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /S/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                                 LEBANET, INC.
                                 BALANCE SHEET

                                                                                                       DECEMBER 31,
                                                                                                           1998
                                                                                                       ------------
                                               ASSETS
Current assets:
  Cash..............................................................................................     $ 31,170
  Accounts receivable, net of allowance for doubtful accounts of $3,337.............................        4,758
  Prepaid expenses..................................................................................        6,260
                                                                                                       ------------
Total current assets................................................................................       42,188
Property and equipment, net.........................................................................       66,760
                                                                                                       ------------
Total assets........................................................................................     $108,948
                                                                                                       ------------
                                                                                                       ------------

                                LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..................................................................................     $  2,047
  Accrued expenses..................................................................................          643
Current portion of unearned revenues................................................................        3,383
                                                                                                       ------------
Total current liabilities...........................................................................        6,073

Stockholder's equity:
  Common stock $1 stated value, 10,000 shares authorized; 100 shares issued and outstanding.........          100
  Additional paid-in capital........................................................................          600
  Retained earnings.................................................................................      102,175
                                                                                                       ------------
Total stockholder's equity..........................................................................      102,875
                                                                                                       ------------
Total liabilities and stockholder's equity..........................................................     $108,948
                                                                                                       ------------
                                                                                                       ------------

                            See accompanying notes.

                                 LEBANET, INC.
                            STATEMENTS OF OPERATIONS


                                                                         YEAR ENDED DECEMBER 31,   THREE MONTHS
                                                                         ----------------------         ENDED
                                                                           1997          1998      MARCH 31, 1999
                                                                         --------      --------    ---------------
REVENUES:
  Access revenues.....................................................   $179,764      $217,679        $62,900
  Other revenues......................................................     19,807        80,430         14,503
                                                                         --------      --------    ---------------
     Total revenues...................................................    199,571       298,109         77,403

COSTS AND EXPENSES:
  Cost of access revenues.............................................    100,588        78,417         19,625
  Cost of other revenues..............................................      7,198        31,250            580
  Operations and customer support.....................................     19,928        18,596          4,803
  Sales and marketing.................................................      1,949           448             --
  General and administrative..........................................     16,310        30,254          8,433
  Depreciation........................................................     18,670        22,743          4,405
                                                                         --------      --------    ---------------
     Total costs and expenses.........................................    164,643       181,708         37,846
                                                                         --------      --------    ---------------
Income from operations................................................     34,928       116,401         39,557

OTHER EXPENSE:
  Interest expense....................................................        (15)           --             --
                                                                         --------      --------    ---------------
Net income............................................................   $ 34,913      $116,401        $39,557
                                                                         --------      --------    ---------------
                                                                         --------      --------    ---------------

UNAUDITED PRO FORMA INFORMATION:
  Net income..........................................................   $ 34,913      $116,401        $39,557
  Pro forma income tax provision (see Note 2).........................     14,184        47,264         16,060
                                                                         --------      --------    ---------------
  Pro forma net income................................................   $ 20,729      $ 69,137        $23,497
                                                                         --------      --------    ---------------
                                                                         --------      --------    ---------------

                            See accompanying notes.

                                 LEBANET, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                             COMMON STOCK      ADDITIONAL                    TOTAL
                                                           ----------------     PAID-IN      RETAINED    STOCKHOLDER'S
                                                           SHARES    AMOUNT     CAPITAL      EARNINGS       EQUITY
                                                           ------    ------    ----------    --------    -------------
BALANCE AT DECEMBER 31, 1996............................     100      $100        $600       $ 24,016      $  24,716
  Net income............................................      --        --          --         34,913         34,913
  Distributions.........................................      --        --          --        (10,425)       (10,425)
                                                           ------    ------    ----------    --------    -------------

BALANCE AT DECEMBER 31, 1997............................     100       100         600         48,504         49,204
  Net income............................................      --        --          --        116,401        116,401
  Distributions.........................................      --        --          --        (62,730)       (62,730)
                                                           ------    ------    ----------    --------    -------------

BALANCE AT DECEMBER 31, 1998............................     100       100         600        102,175        102,875
  Net income from January 1, 1999 to March 31, 1999.....      --        --          --         39,557         39,557
  Distributions.........................................      --        --          --        (83,136)       (83,136)
                                                           ------    ------    ----------    --------    -------------

BALANCE AT MARCH 31, 1999...............................     100      $100        $600       $ 58,596      $  59,296
                                                           ------    ------    ----------    --------    -------------
                                                           ------    ------    ----------    --------    -------------

                            See accompanying notes.

                                 LEBANET, INC.
                            STATEMENTS OF CASH FLOWS


                                                                         YEAR ENDED DECEMBER 31,    THREE MONTHS
                                                                         ----------------------         ENDED
                                                                           1997          1998      MARCH 31, 1999
                                                                          -------      --------    ---------------
OPERATING ACTIVITIES
  Net income...........................................................   $34,913      $116,401       $  39,557
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.....................................    18,670        22,743           4,405
     Bad debt provision................................................        --         3,337           3,654
  Changes in operating assets and liabilities:
     Accounts receivable...............................................    (3,711)        1,400          (5,504)
     Prepaid expenses..................................................        --        (6,260)          2,250
     Accounts payable..................................................    14,666       (13,707)            352
     Accrued expenses..................................................       292          (877)          5,728
     Unearned revenues.................................................       463        (4,576)           (926)
                                                                          -------      --------    ---------------
Net cash provided by operating activities..............................    65,293       118,461          49,516

INVESTING ACTIVITIES
Purchases of property and equipment....................................   (29,558)      (27,582)             --
                                                                          -------      --------    ---------------
Net cash used in investing activities..................................   (29,558)      (27,582)             --

FINANCING ACTIVITIES
Distributions to stockholder...........................................   (10,425)      (62,730)        (83,136)
Repayment of stockholder loan..........................................        --       (40,812)             --
                                                                          -------      --------    ---------------
Net cash used in financing activities..................................   (10,425)     (103,542)        (83,136)
                                                                          -------      --------    ---------------
Net increase (decrease) in cash........................................    25,310       (12,663)        (33,620)
Cash at beginning of year..............................................    18,523        43,833          31,170
                                                                          -------      --------    ---------------
Cash at end of period..................................................   $43,833      $ 31,170       $  (2,450)
                                                                          -------      --------    ---------------
                                                                          -------      --------    ---------------

                            See accompanying notes.

                                 LEBANET, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     LebaNet, Inc. (the 'Company') is a regional provider of Internet access. The Company is also a provider of network system set-up and installations and related equipment and software sales. The Company was incorporated in the Commonwealth of Pennsylvania on February 21, 1996 and began marketing services on March 1, 1996. The Company's target market is central Pennsylvania.

     The Company expects to continue to focus on increasing its subscriber base and geographic coverage. The online services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Property and Equipment

     Equipment and software are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of five years.

  Impairment of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

  Revenue Recognition

     The Company recognizes Internet access revenue when the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred recognizing revenue on these advance payments and amortizes the amounts to revenue on a straight-line basis as the services are provided.

     Other revenues include network installation, maintenance and consulting services. These services are provided on a time-and-material basis and revenue is recognized based upon time (at established rates) and other direct costs as incurred.

  Cost of Revenues

     Cost of access revenues primarily consists of telecommunication expenses inherent in the network infrastructure. Cost of access revenues also includes fees paid for lease of the Company's backbone, other license fees paid to third-party software vendors, product costs, and contractor fees for distribution of software to new subscribers.

                                 LEBANET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. For the years ended December 31, 1997 1998, and the three months ended March 31, 1999, the Company expensed $1,502, $448, and $0 respectively, as advertising costs.

  Income Taxes

     Historically, the Company has elected, by the consent of its stockholder, to be taxed under the provisions of Subchapter S of the Internal Revenue Code (the 'Code'). Under the Subchapter S provisions of the Code, the stockholder includes the Company's corporate income in his personal income tax return. Accordingly, the Company was not subject to Federal and state corporate income tax during the period for which it was an S Corporation.

     The pro forma income tax information included in the statements of operations and Note 5 is presented in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as if the Company had been subject to Federal and certain state income taxes.

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high credit quality financial institution. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The concentration of credit risk is mitigated by the large customer base. The carrying amount of the accounts receivable approximates their fair value.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     Although the Company attempts to maintain vendors for required products, its modems, terminal servers and high-performance routers, which are important components of its network, are each currently acquired from three sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                        DECEMBER 31,
                                                                            1998
                                                                        ------------
Computer equipment and software.................................          $120,931
Less accumulated depreciation...................................            54,171
                                                                        ------------
                                                                          $ 66,760
                                                                        ------------
                                                                        ------------

4. RELATED PARTY TRANSACTIONS

     On March 1, 1996, the stockholder of the Company contributed property and equipment with a fair value of $40,812 to the Company in exchange for a non-interest bearing note payable to the stockholder. During 1998, the Company repaid the advance to the stockholder.

                                 LEBANET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

4. RELATED PARTY TRANSACTIONS--(CONTINUED)

     The Company provides consulting services to another corporation in which the stockholder of the Company is also an officer and stockholder. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, the Company recognized consulting fee revenue of $2,600, $40,000 and $8,900, respectively.

     In addition, the Company paid office rent to the stockholder of the Company for its use of the stockholder's residence on a month to month basis. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, the Company recorded $3,000, $7,200, and $1,800 respectively, as rent expense.

5. INCOME TAXES

     Upon consummation of an agreement with OneMain.com, Inc. ('OneMain.com') to sell the outstanding stock of the Company and concurrent with the related initial public offering of OneMain.com (as more fully described in Note 6), the Company's status as an S Corporation under the Code will automatically terminate and normal Federal and state corporate income tax rates will apply. Based upon the Company's cumulative temporary differences which arose mainly from the difference between its book and tax depreciation methods, the Company would have recognized a deferred Federal and state income tax liability of $26,279 as of December 31, 1998, had the termination of its election to be treated as an S Corporation occurred on that date.

     The pro forma provision for income taxes is reflected on the statement of operations as if the Company had been a C corporation.

6. PENDING TRANSACTION

     During 1998, the Company's stockholder entered into an agreement whereby he will sell his shares in the Company to OneMain.com. The Company's stockholder will exchange his shares in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's stockholder will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-tenth of the difference between total revenue for the Company for the 12 months ended June 30, 1999, and the revenues for the Company for the period from April 1, 1998, through June 30, 1998, multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole stockholder of the Company. Subsequent to the acquisition, the Company will continue to exist.

     The related party transactions as described in Note 4 will be amended upon consummation of the acquisition discussed above so that all continuing obligations will be similar to terms and conditions of agreements/arrangements with unaffiliated third parties.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SouthWind Internet Access, Inc.

We have audited the accompanying balance sheet of SouthWind Internet Access, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SouthWind Internet Access, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year then ended and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
SouthWind Internet Access, Inc.

We have audited the statements of operations, stockholders' equity and cash flows of SouthWind Internet Access, Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SouthWind Internet Access, Inc. for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                          /s/ GRANT THORNTON, LLP

Wichita, Kansas
October 23, 1998

                        SOUTHWIND INTERNET ACCESS, INC.
                                 BALANCE SHEET

                                                                                                       DECEMBER 31,
                                                                                                           1998
                                                                                                       ------------
                                               ASSETS
Current assets:
  Cash and cash equivalents.........................................................................     $ 20,070
  Accounts receivable, net of allowance for doubtful accounts of $6,020.............................       40,600
  Prepaid expenses..................................................................................       10,524
  Other current assets..............................................................................          395
                                                                                                       ------------
     Total current assets...........................................................................       71,589
Property and equipment, net.........................................................................      545,289
Intangible assets, net..............................................................................        2,781
                                                                                                       ------------
     Total assets...................................................................................     $619,659
                                                                                                       ------------
                                                                                                       ------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................................     $ 16,427
  Accrued expenses..................................................................................       36,055
  Unearned revenues.................................................................................       65,919
  Current maturities of long-term debt..............................................................       13,091
                                                                                                       ------------
     Total current liabilities......................................................................      131,492
Long-term debt, net of current maturities...........................................................       23,673
Stockholders' equity:
  Common stock, no par value, 2,000 shares authorized,
     1,000 shares issued and outstanding............................................................       45,000
  Retained earnings.................................................................................      419,494
                                                                                                       ------------
     Total stockholders' equity.....................................................................      464,494
                                                                                                       ------------
     Total liabilities and stockholders' equity.....................................................     $619,659
                                                                                                       ------------
                                                                                                       ------------

                            See accompanying notes.

                        SOUTHWIND INTERNET ACCESS, INC.
                            STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,      THREE MONTHS
                                                                        ------------------------        ENDED
                                                                           1997          1998       MARCH 31, 1999
                                                                        ----------    ----------    --------------
REVENUES:
  Access revenues....................................................   $1,317,530    $2,032,310       $642,910
  Other revenues.....................................................      120,318       138,094         36,747
                                                                        ----------    ----------    --------------
     Total revenues..................................................    1,437,848     2,170,404        679,657
COSTS AND EXPENSES:
  Cost of access revenues............................................      352,193       637,071        261,097
  Cost of other revenues.............................................       12,605        71,523         21,715
  Operations and customer support....................................      302,674       437,890        157,600
  Sales and marketing................................................       59,630        83,200         38,213
  General and administrative.........................................      230,065       450,652        145,182
  Depreciation and amortization......................................      115,495       160,271         48,873
                                                                        ----------    ----------    --------------
     Total costs and expenses........................................    1,072,662     1,840,607        672,680
                                                                        ----------    ----------    --------------
Income from operations...............................................      365,186       329,797          6,977
OTHER INCOME (EXPENSE):
  Interest income....................................................        5,464           623             85
  Interest expense...................................................      (11,665)      (10,523)        (1,120)
  Other..............................................................           --         5,556          5,475
                                                                        ----------    ----------    --------------
Net income...........................................................   $  358,985    $  325,453       $ 11,417
                                                                        ----------    ----------    --------------
                                                                        ----------    ----------    --------------
UNAUDITED PRO FORMA INFORMATION:
  Net income.........................................................   $  358,985    $  325,453       $ 11,417
  Pro forma income tax provision (see Note 2)........................      138,327       126,750          4,567
                                                                        ----------    ----------    --------------
  Pro forma net income...............................................   $  220,658    $  198,703       $  6,850
                                                                        ----------    ----------    --------------
                                                                        ----------    ----------    --------------

                            See accompanying notes.

                        SOUTHWIND INTERNET ACCESS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        COMMON STOCK                       TOTAL
                                                                      -----------------    RETAINED    STOCKHOLDERS'
                                                                      SHARES    AMOUNT     EARNINGS       EQUITY
                                                                      ------    -------    --------    -------------
BALANCE AT DECEMBER 31, 1996.......................................   1,000     $45,000    $161,855      $ 206,855
  Net income.......................................................      --          --     358,985        358,985
  Distributions to stockholders....................................      --          --    (168,000)      (168,000)
                                                                      ------    -------    --------    -------------
BALANCE AT DECEMBER 31, 1997.......................................   1,000      45,000     352,840        397,840
  Net income.......................................................      --          --     325,453        325,453
  Distributions to stockholders....................................      --          --    (258,799)      (258,799)
                                                                      ------    -------    --------    -------------
BALANCE AT DECEMBER 31, 1998.......................................   1,000      45,000     419,494        464,494
  Net income from January 1, 1999 to March 31, 1999................      --          --      11,417         11,417
  Distributions to stockholders....................................      --          --    (105,604)      (105,604)
                                                                      ------    -------    --------    -------------
BALANCE AT MARCH 31, 1999..........................................   1,000     $45,000    $325,307      $ 370,307
                                                                      ------    -------    --------    -------------
                                                                      ------    -------    --------    -------------

                            See accompanying notes.

                        SOUTHWIND INTERNET ACCESS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                          YEAR ENDED DECEMBER 31,   THREE MONTHS
                                                                          ----------------------        ENDED
                                                                             1997         1998      MARCH 31, 1999
                                                                           --------     --------    --------------
OPERATING ACTIVITIES:
Net income..............................................................   $358,985     $325,453      $   11,417
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.........................................    115,495      160,271          48,873
  Provision for doubtful accounts.......................................     12,568       17,828          (6,638)
  Gain on disposal of property and equipment............................         --       (3,385)             --
  Other.................................................................         --           --            (354)
  Changes in operating assets and liabilities:
     Accounts receivable................................................         10      (35,082)         13,276
     Prepaid expenses...................................................     (6,139)      (4,385)          8,153
     Other current assets...............................................         --         (395)         (5,892)
     Accounts payable...................................................    (10,292)      15,819         152,503
     Accrued expenses...................................................     10,366       11,908          15,242
     Unearned revenues..................................................     18,568       18,461           7,902
                                                                           --------     --------    --------------
Net cash provided by operating activities...............................    499,561      506,493         244,482

INVESTING ACTIVITIES:
Purchases of property and equipment.....................................   (276,081)    (204,857)       (112,879)
Proceeds from disposal of property and equipment........................         --        7,234              --
Purchase of intangible assets...........................................         --       (2,202)             --
                                                                           --------     --------    --------------
Net cash used in investing activities...................................   (276,081)    (199,825)       (112,879)

FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt................................     10,000           --              --
Principal payments of long-term debt....................................    (37,855)    (102,259)        (36,764)
Payments on obligations under capital leases............................       (348)        (260)             --
Distributions to stockholders...........................................   (168,000)    (258,799)       (105,604)
Advances from related party.............................................         --           --          59,605
                                                                           --------     --------    --------------
Net cash used in financing activities...................................   (196,203)    (361,318)        (82,763)
                                                                           --------     --------    --------------
Net increase (decrease) in cash and cash equivalents....................     27,277      (54,650)         48,840
Cash and cash equivalents at beginning of year..........................     47,443       74,720          20,070
                                                                           --------     --------    --------------
Cash and cash equivalents at end of period..............................   $ 74,720     $ 20,070      $   68,910
                                                                           --------     --------    --------------
                                                                           --------     --------    --------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest..................................................   $ 12,406     $ 10,523      $    1,120
                                                                           --------     --------    --------------
                                                                           --------     --------    --------------

                            See accompanying notes.

                        SOUTHWIND INTERNET ACCESS, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     SouthWind Internet Access, Inc. (the 'Company') is a regional provider of Internet access, as well as design and hosting services for world wide web sites. The Company was incorporated in Kansas on July 6, 1994, and began marketing services in October 1994. The Company's targeted market is the state of Kansas.

     The Company expects to continue focusing on increasing its subscriber base and geographic coverage. The online services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services, and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base; and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  Property and Equipment

     Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives ranging between three and seven years. Leasehold improvements are amortized over the lesser of the related lease term or the estimated useful life, using the straight-line method.

  Impairment of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

  Revenue Recognition

     The Company recognizes Internet access revenue when the services are provided. The Company offers contracts for Internet access that are generally paid in advance by customers. The Company has deferred recognizing revenue on these advance payments and amortizes the amounts to revenue on a straight-line basis as the services are provided.

     The Company provides internet access services to certain organizations in exchange for advertising. Revenue and corresponding advertising expense in the amount of $62,053 and $17,384 was recorded during the year ended December 31, 1998 and the three months ended March 31, 1999, respectively, relating to these non-monetary transactions. Similar non-monetary transactions were not significant in 1997. The

                        SOUTHWIND INTERNET ACCESS, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Company values these non-monetary transactions based upon the fair value of the internet access services provided.

  Cost of Revenues

     Cost of access revenues primarily consist of telecommunication expenses inherent in the network infrastructure. Cost of access revenues also include fees paid for lease of the Company's backbone, as well as license fees for Web browser software based on a per-user charge, other license fees paid to third-party software vendors, product costs, and contractor fees for distribution of software to new subscribers.

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, the Company expensed $4,583, $67,128, and $23,501, respectively, as advertising costs. As noted above, $62,053 and $17,384 of costs recorded in 1998 and the three months ended March 31, 1999, respectively, related to non-monetary transactions.

  Income Taxes

     Historically, the Company has elected, by the consent of its stockholders, to be taxed under the provisions of Subchapter S of the Internal Revenue Code (the 'Code'). Under the provisions of the Code, the stockholders include the Company's corporate income in their personal income tax returns. Accordingly, the Company was not subject to federal and state corporate income tax during the period for which it was an S Corporation.

     The unaudited pro forma income tax information included in the statements of operations and Note 6 is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, as if the Company had been subject to federal and certain state income taxes.

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high-credit quality financial institution. For accounts receivable, the Company performs ongoing credit evaluations of its customers' payment history and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The carrying amount of the receivables approximates their fair value.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

                        SOUTHWIND INTERNET ACCESS, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Computer equipment........................................................................     $795,190
Furniture, fixtures, and office equipment.................................................       68,240
Leasehold improvements....................................................................       35,098
                                                                                             ------------
                                                                                                898,528
Less accumulated depreciation and amortization............................................      353,239
                                                                                             ------------
                                                                                               $545,289
                                                                                             ------------
                                                                                             ------------

4. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Note payable to the City of Marion, Kansas in monthly installments of $145 at 6.00%, due
  April 2002, collateralized by computer and communications equipment.....................     $  5,245
Note payable to the City of Hillsboro, Kansas in monthly installments of $193 at 6.00% due
  October 2002, collateralized by computer and communications equipment...................        7,927
Note payable to the City of Peabody, Kansas in monthly installments of $182 at 6.00%, due
  July 2002, collateralized by computer and communications equipment......................        7,023
Unsecured notes payable to officers and members of their families representing advances of
  working capital at interest rates ranging from 7.00% to 10.00%, due through July 2001...       16,569
                                                                                             ------------
Total long-term debt......................................................................       36,764
Less: current maturities..................................................................       13,091
                                                                                             ------------
Long-term debt, net of current maturities.................................................     $ 23,673
                                                                                             ------------
                                                                                             ------------

     The Company received funding from various cities in Kansas, in the form of notes payable, to establish dial-up internet access service in the respective calling areas. The loan agreements require the Company to maintain such internet access for a period of at least 12 months.

     As of December 31, 1998, principal payments on long-term debt are due as follows: 1999--$13,091; 2000--$11,303; 2001--$8,674; 2002--$3,696.

     Effective February 11, 1999, the Company entered into a short-term line of credit agreement which provides for borrowings up to $67,000.

5. COMMITMENTS

     During the three months ended March 31, 1999, the Company entered into a commitment to purchase computer equipment of approximately $65,000.

     The Company leases office space under a non-cancelable operating lease agreement. The lease generally provides for renewal terms, and the Company is required to pay a portion of the common areas' expenses including maintenance, real estate taxes, and other expenses. Rent expense for the years ended December 1997 and 1998, and the three months ended March 31, 1999, was $26,011, $58,437, and $14,727, respectively.

                        SOUTHWIND INTERNET ACCESS, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

5. COMMITMENTS--(CONTINUED)

     Minimum future lease payments under operating leases are summarized as follows:

                                                               DECEMBER 31,
                                                                   1998
                                                               ------------
1999........................................................     $ 72,688
2000........................................................       75,443
2001........................................................       75,443
2002........................................................       50,296
                                                               ------------
Total minimum lease payments................................     $273,870
                                                               ------------
                                                               ------------

     In December 1998, the Company entered into another lease agreement for additional office space. This agreement provides that costs of remodeling the space up to $25,500 will be paid by the lessor and billed to the Company as additional rent, including interest at 9%, over the lease term.

6. INCOME TAXES

     Upon consummation of an agreement with OneMain.com, Inc. ('OneMain.com') and concurrent with the related initial public offering of OneMain.com (as more fully described in Note 9), the Company's status as an S Corporation under the Internal Revenue Code will automatically terminate and normal federal and state corporate income tax rates will apply. Based upon the cumulative temporary differences, the Company would have recognized a deferred federal and state income tax liability of $21,430 as of December 31, 1998, had the termination of its election to be treated as an S Corporation occurred on that date.

     The pro forma provision for income taxes is reflected on the statement of operations as if the Company had been a C Corporation.

7. DISTRIBUTIONS

     The Company makes distributions to its stockholders for the purpose of paying federal and state income taxes, including required estimated tax payments associated with the Company's taxable income which must be reported on the individual stockholder's income tax returns. The Company made distributions of $168,000, $258,799, and $105,604 for the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1999.

8. RETIREMENT PLAN

     Effective July 1, 1998, the Company established a Simple Individual Retirement Account (IRA) Plan. Full-time and part-time employees are eligible to participate after 90 days of employment and one year of employment, respectively. Each year, participants may contribute up to $6,000 of their annual pre-tax compensation, subject to annual changes based on the Internal Revenue Code. The Company makes a matching contribution from 1% to 3% of each participant's salary. Total employer contributions during 1998 and the three months ended March 31, 1999 were $10,862 and $3,583, respectively.

9. PENDING TRANSACTION

     During 1998, the Company's stockholders entered into an agreement whereby they will sell their shares in the Company to OneMain.com. The Company's stockholders will exchange their shares in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's stockholders will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-tenth of the difference between total revenue for the Company for the 12 months ended June 30, 1999, and the revenues for the Company for the period from April 1, 1998 through June 30, 1998, multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole stockholder of the Company. Subsequent to the acquisition, the Company will continue to exist.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Horizon Internet Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Horizon Internet Technologies, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Internet Technologies, Inc. at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                      HORIZON INTERNET TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                      DECEMBER 31,
                                                                                                          1998
                                                                                                      ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents......................................................................      $       --
  Accounts receivable, net of allowance for doubtful accounts $27,766............................          62,572
  Other current assets...........................................................................           2,088
                                                                                                      ------------
Total current assets.............................................................................          64,660
Property and equipment, net......................................................................         335,290
Intangibles, net.................................................................................         150,614
Other assets.....................................................................................           7,562
                                                                                                      ------------
     Total assets................................................................................      $  558,126
                                                                                                      ------------
                                                                                                      ------------

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable..................................................................................      $  275,000
  Notes payable to stockholder...................................................................          52,066
  Accounts payable...............................................................................          15,273
  Accrued expenses...............................................................................          16,781
  Excess of outstanding checks over bank balance.................................................          50,871
  Unearned revenues..............................................................................          12,594
  Current maturities of long-term debt...........................................................          45,120
  Current portion of capital leases payable......................................................          24,094
                                                                                                      ------------
Total current liabilities........................................................................         491,799
Long-term debt, net of current maturities........................................................          58,901
Capital lease obligations, net of current portion................................................          23,684
Stockholders' deficit:
  Common stock; $1 par value, 100,000 authorized, 3,000 shares issued and outstanding............           3,000
  Additional paid-in capital.....................................................................          19,065
  Accumulated deficit............................................................................         (38,323)
                                                                                                      ------------
Total stockholders' deficit......................................................................         (16,258)
                                                                                                      ------------
Total liabilities and stockholders' deficit......................................................      $  558,126
                                                                                                      ------------
                                                                                                      ------------

                            See accompanying notes.

                      HORIZON INTERNET TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,    THREE MONTHS
                                                                          -----------------------       ENDED
                                                                            1997         1998       MARCH 31, 1999
                                                                          --------    ----------    --------------
REVENUES:
  Access revenues......................................................   $376,357    $1,099,777      $  376,961
  Other revenues.......................................................     58,258        61,410          15,310
                                                                          --------    ----------    --------------
     Total revenues....................................................    434,615     1,161,187         392,271

COSTS AND EXPENSES:
  Cost of access revenues..............................................    160,225       370,567         240,644
  Cost of other revenues...............................................     42,564        50,017           1,522
  Operations and customer support......................................      7,782        48,916          58,278
  Sales and marketing..................................................     44,684       166,582          43,351
  General and administrative...........................................    204,489       390,244         114,642
  Equity in losses of MoCom............................................      2,176         5,501              --
  Amortization.........................................................        671         4,345          11,068
  Depreciation.........................................................     25,093        66,611          29,612
                                                                          --------    ----------    --------------
     Total costs and expenses..........................................    487,684     1,102,783         499,177
                                                                          --------    ----------    --------------
(Loss) income from operations..........................................    (53,069)       58,404        (106,846)

OTHER INCOME (EXPENSE):
  Gain on disposal of property and equipment...........................         --         7,458              --
  Interest expense.....................................................     (3,785)      (32,634)        (10,448)
  Other income (expense), net..........................................         --            --           9,929
                                                                          --------    ----------    --------------
Net (loss) income......................................................   $(56,854)   $   33,228      $ (107,365)
                                                                          --------    ----------    --------------
                                                                          --------    ----------    --------------

                            See accompanying notes.

                      HORIZON INTERNET TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                              TOTAL
                                                           COMMON STOCK      ADDITIONAL                   STOCKHOLDERS'
                                                         ----------------     PAID IN      ACCUMULATED       EQUITY
                                                         SHARES    AMOUNT     CAPITAL        DEFICIT        (DEFICIT)
                                                         ------    ------    ----------    -----------    -------------
BALANCE AT DECEMBER 31, 1996..........................   3,000     $3,000     $  19,064     $ (14,697)      $   7,367
  Net loss............................................      --        --             --       (56,854)        (56,854)
  Additional capital..................................      --        --              1            --               1
                                                         ------    ------    ----------    -----------    -------------
BALANCE AT DECEMBER 31, 1997..........................   3,000     3,000         19,065       (71,551)        (49,486)
  Net income..........................................      --        --             --        33,228          33,228
                                                         ------    ------    ----------    -----------    -------------
BALANCE AT DECEMBER 31, 1998..........................   3,000     3,000         19,065       (38,323)        (16,258)
  Additional capital..................................      --        --        394,478            --         394,478
  Net loss from January 1, 1999 to March 31, 1999.....      --        --             --      (107,365)       (107,365)
                                                         ------    ------    ----------    -----------    -------------
BALANCE AT MARCH 31, 1999.............................   3,000     $3,000     $ 413,543     $(145,688)      $ 270,855
                                                         ------    ------    ----------    -----------    -------------
                                                         ------    ------    ----------    -----------    -------------

                            See accompanying notes.

                      HORIZON INTERNET TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          YEAR ENDED DECEMBER 31,   THREE MONTHS
                                                                          ----------------------        ENDED
                                                                            1997         1998      MARCH 31, 1999
                                                                          --------     --------    ---------------
OPERATING ACTIVITIES
  Net (loss) income....................................................   $(56,854)    $ 33,228       $(107,365)
     Adjustments to reconcile net (loss) income to net cash provided by
       (used in) operating activities:
       Gain on disposal................................................         --       (7,458)             --
       Depreciation and amortization...................................     25,764       70,956          40,680
       Provision for doubtful accounts.................................         --       25,964              --
     Changes in operating assets and liabilities:
       Accounts receivable.............................................        443      (75,596)         (2,520)
       Other current assets............................................      6,332         (395)             --
       Equity in loss of MoCom.........................................      2,176       (5,501)             --
       Other assets....................................................        230       (3,978)        (52,254)
       Accounts payable................................................     30,712      (20,035)         56,049
       Accrued expenses................................................        106      (24,121)            625
       Excess of outstanding checks over bank balance..................      8,990       37,650              --
       Unearned revenues...............................................      3,437        8,657           9,593
                                                                          --------     --------    ---------------
Net cash provided by (used in) operating activities....................     21,336       39,371         (55,192)

INVESTING ACTIVITIES
Proceeds from sale on property and equipment...........................         --       10,750              --
Purchases of property and equipment....................................   (108,138)    (163,107)        (84,794)
Acquisition of business, net of cash...................................     (1,000)    (124,557)        (17,188)
                                                                          --------     --------    ---------------
Net cash used in investing activities..................................   (109,138)    (276,914)       (101,982)

FINANCING ACTIVITIES
Principal payments on capital lease obligations........................         --      (23,030)        (11,379)
Proceeds from issuance of debt.........................................     87,801      304,120          44,100
Principal payments on debt.............................................         --      (43,547)       (366,202)
Proceeds from sale of stock and capital contributions..................          1           --         394,478
                                                                          --------     --------    ---------------
Net cash provided by financing activities..............................     87,802      237,543          60,997
                                                                          --------     --------    ---------------
Net decrease in cash and cash equivalents..............................         --           --         (96,177)
Cash and cash equivalents at beginning of year.........................         --           --              --
                                                                          --------     --------    ---------------
Cash and cash equivalents at end of period.............................   $     --     $     --       $ (96,177)
                                                                          --------     --------    ---------------
                                                                          --------     --------    ---------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest.................................................   $  2,861     $ 27,090       $  10,448
                                                                          --------     --------    ---------------
                                                                          --------     --------    ---------------
Capital lease obligation incurred......................................   $ 23,664     $ 47,144       $      --
                                                                          --------     --------    ---------------
                                                                          --------     --------    ---------------

                            See accompanying notes.

                      HORIZON INTERNET TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Horizon Internet Technologies, Inc. (the 'Company') is a regional provider of Internet access. The Company was incorporated in Kansas on July 26, 1995. The Company's targeted markets include Missouri, Oklahoma and Kansas.

     The Company expects to continue to focus on increasing its subscriber base and geographic coverage. The online services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MoCom Corporation (see Note 3). All significant intercompany balances and transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives ranging between three to five years.

  Intangibles

     The Company capitalizes a portion of the purchase price paid to acquire customer bases from Internet service providers ('ISPs'). Amortization is provided using straight line method over five years commencing when the customer base is received. Accumulated amortization of intangible cost was $5,835 at December 31, 1998.

  Impairment of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying

                      HORIZON INTERNET TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

  Revenue Recognition

     The Company recognizes Internet access revenues when the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred recognizing revenues on these advance payments and amortizes the amounts to revenues on a straight-line basis as the services are provided.

  Costs of Revenues

     Costs of access revenues primarily consist of telecommunication expenses inherent in the network infrastructure. Costs of access revenues also include fees paid for lease of the Company's backbone, as well as license fees for Web browser software based on a per-user charge, other license fees paid to third-party software vendors, product costs and contractor fees for distribution of software to new subscribers.

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, the Company expensed $7,531, $21,144, and $5,138, respectively, as advertising costs.

  Income Taxes

     Historically, the Company had elected by the consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code (the 'Code'). Under the Subchapter S provisions of the Code, the stockholders include the Company's corporate income or loss in their personal income tax returns. Accordingly, the Company was not subject to federal and state corporate income tax during the period for which it was an S Corporation.

     The pro forma income tax information included in the statements of operations and Note 9 is presented in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as if the Company had been subject to Federal and certain state income taxes.

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high-credit quality financial institution. For accounts receivable, the Company performs ongoing credit evaluations of its customers' payment history and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The carrying amount of the receivables approximates their fair value.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management believes alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operations.

     In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

                      HORIZON INTERNET TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. ACQUISITION OF MOCOM

     During 1997, the Company purchased 650 shares, or 32.5%, of the stock of MoCom. On November 2, 1998, the Company acquired the remaining interest from four shareholders for $124,557, net of cash. MoCom, which began operations in October 1997, is a regional provider of Internet access in the Missouri area. MoCom was accounted for using the equity method of accounting through November 2, 1998. Subsequently, the financial statements of MoCom have been accounted for on a consolidated basis with the Company. The acquisition has been accounted for using the purchase method and, accordingly, assets acquired and liabilities assumed have been recorded at their estimated fair values as of November 2, 1998.

     The unaudited pro forma results of operations set forth below assumes the acquisition of MoCom had occurred at the beginning of the years presented.

                                                                    YEAR ENDED DECEMBER 31,
                                                                   --------------------------
                                                                     1997            1998
                                                                   --------      ------------
Revenues........................................................   $437,472       $1,241,425
                                                                   --------      ------------
                                                                   --------      ------------
Net loss........................................................   $(98,759)      $   (9,427)
                                                                   --------      ------------
                                                                   --------      ------------

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                                   DECEMBER 31,
                                                                                       1998
                                                                                   ------------
Computer equipment..............................................................     $398,859
Furniture, fixtures, and office equipment.......................................       25,905
                                                                                   ------------
                                                                                      424,764
Less accumulated depreciation...................................................      (89,474)
                                                                                   ------------
                                                                                     $335,290
                                                                                   ------------
                                                                                   ------------

5. NOTES PAYABLE

     The Company has a short-term line of credit with a bank allowing for borrowings of up to $75,000 subject to a borrowing base that is calculated based upon defined levels of accounts receivable and equipment. Borrowings against the line of credit bear interest at 9.75% at December 31, 1998. The line is secured by the assets of, and is personally guaranteed by, the President and the Vice President of the Company. At December 31, 1998, borrowings under this line of credit were $75,000. Notes payable also includes $200,000 of unsecured notes payable to the bank with interest rates at 8.5% to 9.25%.

6. RELATED PARTY TRANSACTIONS

     The Company purchased computer equipment from, and paid sales commissions to, a related party for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, in the amounts of $23,741, $37,505 and $10,042, respectively.

     The Company has a dealer incentive agreement with a related party whereby a twenty-five percent commission is paid on access revenues generated by the related party. Commissions paid under this agreement for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, totaled $20,914, $53,559, and $17,391, respectively.

                      HORIZON INTERNET TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                   DECEMBER 31,
                                                                                       1998
                                                                                   ------------
Note payable to a bank bearing interest at 10% per annum, monthly principal and
  interest payments of $1,291, and maturing October 2000........................     $ 27,025
Note payable to a bank bearing interest at 9.75% per annum, monthly principal
  and interest payments of $2,891, and maturing May 2001........................       76,996
                                                                                   ------------
Total long-term debt............................................................      104,021
Less: current maturities........................................................       45,120
                                                                                   ------------
Long-term debt, net of current maturities.......................................     $ 58,901
                                                                                   ------------
                                                                                   ------------

     Principal payments on long-term debt are due as follows: 1999--$45,120; 2000--$43,873; and 2001-- $15,028.

8. COMMITMENTS

  Lease Commitments

     The Company leases office space and various office and computer equipment under non-cancelable operating lease agreements. The leases generally provide for renewal terms and the Company is required to pay a portion of the common areas' expenses including maintenance, real estate taxes and other expense. Rent expense for the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1999, was $7,732, $36,627, and $8,463, respectively.

     The Company leases certain computer and office equipment under an agreement which has been accounted for as a capital lease. The related equipment had a cost of $73,143 as of December 31, 1998, and accumulated amortization of $16,579 as of December 31, 1998. The agreements require monthly payments of $2,537 and expire during 2001.

     Minimum future lease payments under operating leases together with the present value of the net minimum lease payments under capital leases are summarized as follows:

                                                                            DECEMBER 31, 1998
                                                                          ---------------------
                                                                          OPERATING    CAPITAL
                                                                          ---------    --------
1999...................................................................    $15,892     $ 30,448
2000...................................................................      9,773       25,168
2001...................................................................         --          287
                                                                          ---------    --------
          Total minimum lease payments.................................    $25,665     $ 55,903
                                                                          ---------
                                                                          ---------
Less amounts representing interest.....................................                  (8,125)
                                                                                       --------
Present value of minimum lease payments................................                $ 47,778
                                                                                       --------
                                                                                       --------

9. INCOME TAXES

     Upon consummation of an agreement with OneMain.com, Inc. ('OneMain.com') to sell the outstanding stock of the Company and concurrent with the related initial public offering of OneMain.com (as described more fully in Note 10), the Company's status as an S Corporation under the Code will automatically terminate and normal federal and state corporate income tax rates will apply. Based upon the cumulative temporary differences, the Company would have recognized a deferred federal and state income tax asset (before valuation allowance) of $8,525 as of December 31, 1998, had the termination of its election to be treated as an S Corporation occurred on this date.

                      HORIZON INTERNET TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. INCOME TAXES--(CONTINUED)

     No pro forma income tax expense (benefit) is reflected on the statement of operations as the Company would have provided a full valuation allowance against the deferred tax asset had it been a C Corporation.

10. PENDING TRANSACTION

     During 1998, the Company's stockholders entered into an agreement whereby they will sell their shares in the Company to OneMain.com. The Company's stockholders will exchange their shares in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's stockholders will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-tenth of the difference between total revenue for the Company for the 12 months ended June 30, 1999 and the revenues for the Company for the period from April 1, 1998 through June 30, 1998 multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole stockholder of the Company. Subsequent to the acquisition, the Company will continue to exist.

     The related party transactions as described in Note 6 will be amended upon consummation of the merger discussed above so that all continuing obligations will be similar to terms and conditions of agreements/arrangements with unaffiliated third parties.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
United States Internet, Inc.

We have audited the accompanying balance sheet of United States Internet, Inc. as of December 31, 1998, and the related statements of operations, stockholders' deficit and cash flows for the year then ended and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Internet, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year then ended and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company's working capital deficiency and losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of
United States Internet, Inc.

We have audited the statements of operations, stockholders' deficit, and cash flows of United States Internet, Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of United States Internet, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ COULTER & JUSTUS, P.C.

Knoxville, Tennessee
November 4, 1998

                          UNITED STATES INTERNET, INC.
                                 BALANCE SHEET

                                                                                                      DECEMBER 31,
                                                                                                          1998
                                                                                                      ------------
                                              ASSETS
Current assets:
  Cash and cash equivalents........................................................................   $    274,271
  Accounts receivable, net of allowance for doubtful accounts of $520,497..........................        706,342
  Inventories......................................................................................         60,069
  Prepaid expenses.................................................................................        172,066
                                                                                                      ------------
       Total current assets........................................................................      1,212,748

Property and equipment, net........................................................................      3,311,853
Intangible assets, net.............................................................................      4,316,530
Other assets.......................................................................................         14,139
                                                                                                      ------------
       Total assets................................................................................   $  8,855,270
                                                                                                      ------------
                                                                                                      ------------

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable.................................................................................   $    870,583
  Accrued expenses.................................................................................        337,173
  Unearned revenues................................................................................        586,450
  Current maturities of long-term debt.............................................................        976,583
  Current portion of capital lease obligations.....................................................        682,654
  Current portion of stockholder notes payable.....................................................        145,418
                                                                                                      ------------
       Total current liabilities...................................................................      3,598,861

Stock appreciation rights liability................................................................      5,104,035
Long-term debt, net of current maturities..........................................................      2,520,186
Capital lease obligations, net of current portion..................................................        479,243
Stockholder notes payable, net of current portion..................................................        179,029
                                                                                                      ------------
       Total liabilities...........................................................................     11,881,354

Stockholders' deficit:
  Common stock, no par value, authorized 5,000,000 shares, 1,898,137 shares issued and
     outstanding...................................................................................      7,448,105
  Accumulated deficit..............................................................................    (10,474,189)
                                                                                                      ------------
       Total stockholders' deficit.................................................................     (3,026,084)
                                                                                                      ------------
       Total liabilities and stockholders' deficit.................................................   $  8,855,270
                                                                                                      ------------
                                                                                                      ------------

                            See accompanying notes.

                          UNITED STATES INTERNET, INC.
                            STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,      THREE MONTHS
                                                                       -------------------------        ENDED
                                                                          1997          1998        MARCH 31, 1999
                                                                       ----------    -----------    --------------
REVENUES:
  Access revenues...................................................   $3,818,961    $ 6,011,020      $2,641,794
  Other revenues....................................................      354,842        503,632         190,142
                                                                       ----------    -----------    --------------
       Total revenues...............................................    4,173,803      6,514,652       2,831,936

COSTS AND EXPENSES:
  Cost of access revenues...........................................    1,612,430      3,051,699       1,481,114
  Cost of other revenues............................................      386,798        123,110          59,232
  Operations and customer support...................................      886,285      1,174,588         488,279
  Sales and marketing...............................................      548,011        951,393         358,427
  General and administrative........................................    1,106,803      1,457,462          69,581
  Stock appreciation (benefit) expense..............................     (598,861)     3,340,678              --
  Amortization......................................................      132,612        477,952         407,273
  Depreciation, including depreciation on assets held under capital
     leases.........................................................      326,131        587,551         136,744
                                                                       ----------    -----------    --------------
       Total costs and expenses.....................................    4,400,209     11,164,433       3,000,650
                                                                       ----------    -----------    --------------

Loss from operations................................................     (226,406)    (4,649,781)       (168,714)

OTHER INCOME (EXPENSE):
  Interest income...................................................        5,983         28,797           3,256
  Interest expense..................................................     (268,869)      (311,946)       (283,805)
  Miscellaneous.....................................................       32,997       (141,674)             --
                                                                       ----------    -----------    --------------
  Net other expense.................................................     (229,889)      (424,823)       (280,549)
                                                                       ----------    -----------    --------------
  Net loss..........................................................   $ (456,295)   $(5,074,604)     $ (449,263)
                                                                       ----------    -----------    --------------
                                                                       ----------    -----------    --------------

                            See accompanying notes.

                          UNITED STATES INTERNET, INC.
                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                      ADDITIONAL                        TOTAL
                                                          COMMON       PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                                          STOCK        CAPITAL        DEFICIT          DEFICIT
                                                        ----------    ----------    ------------    -------------

BALANCE AT DECEMBER 31, 1996.........................   $1,635,368    $       --    $ (4,943,290)   $  (3,307,922)
  Net loss...........................................           --            --        (456,295)        (456,295)
  Issuance of common stock...........................      951,827            --              --          951,827
  Stock warrants issued..............................       13,156            --              --           13,156
                                                        ----------    ----------    ------------    -------------
BALANCE AT DECEMBER 31, 1997.........................    2,600,351            --      (5,399,585)      (2,799,234)
  Net loss...........................................           --            --      (5,074,604)      (5,074,604)
  Issuance of common stock...........................    4,607,049            --              --        4,607,049
  Stock warrants issued..............................      240,705            --              --          240,705
                                                        ----------    ----------    ------------    -------------
BALANCE AT DECEMBER 31, 1998.........................    7,448,105            --     (10,474,189)      (3,026,084)
  Capital contributions..............................           --     4,524,871              --        4,524,871
  Net loss from January 1, 1999 to March 31, 1999....           --            --        (449,263)        (449,263)
                                                        ----------    ----------    ------------    -------------
BALANCE AT MARCH 31, 1999............................   $7,448,105    $4,524,871    $(10,923,452)   $   1,049,524
                                                        ----------    ----------    ------------    -------------
                                                        ----------    ----------    ------------    -------------

                            See accompanying notes.

                          UNITED STATES INTERNET, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,      THREE MONTHS
                                                                         ------------------------         ENDED
                                                                           1997          1998        MARCH 31, 1999
                                                                         ---------    -----------    ---------------
OPERATING ACTIVITIES
Net loss..............................................................   $(456,295)   $(5,074,604)     $  (449,263)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization.......................................     549,315      1,065,503          544,017
  Provision for doubtful accounts.....................................     141,316        334,455               --
  Amortization of debt discount.......................................          --         64,033               --
  Stock appreciation expense (benefit)................................    (598,861)     3,340,678               --
  Debt conversion expense.............................................          --        108,915               --
  Employee stock compensation expense.................................          --         60,000               --
  (Gain) loss on sale or disposal of equipment........................     (26,158)        39,117               --
  Changes in operating assets and liabilities, net of effects from purchase of businesses:
    Accounts receivable...............................................    (140,150)      (609,199)        (242,111)
    Inventory.........................................................      14,168        (40,609)           3,484
    Prepaid expenses..................................................     (16,774)       (91,211)           1,836
    Other assets......................................................         908          2,828          (26,942)
    Accounts payable..................................................      80,081        (94,952)         565,915
    Accrued expenses and other liabilities............................      33,640        151,208          123,513
    Unearned revenues.................................................     202,827        102,445            8,134
    Other liabilities.................................................          --        (16,500)              --
                                                                         ---------    -----------    ---------------
Net cash (used in) provided by operating activities...................    (215,983)      (657,893)         528,583
INVESTING ACTIVITIES
Purchases of property and equipment...................................    (184,636)    (1,521,202)        (109,341)
Proceeds from sale of property and equipment..........................     142,697             --               --
Business acquisitions, net of cash acquired...........................          --       (168,988)           6,399
Purchase of customer lists............................................     (43,259)       (90,002)              --
                                                                         ---------    -----------    ---------------
Net cash used in investing activities.................................     (85,198)    (1,780,192)        (102,942)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt..............................      66,700      3,132,760           (9,465)
Principal payments on long-term debt..................................     (33,307)       (76,030)      (3,496,769)
Payments on obligations under capital leases..........................    (232,033)      (464,275)        (125,926)
Proceeds from issuance of stockholder notes...........................          --         35,000               --
Principal payments of stockholder notes...............................          --       (230,185)              --
Net proceeds from sale of stock and capital contributions.............     533,773        116,927               --
Decrease in due to/from stockholders..................................          --             --         (906,480)
Net advances from related parties.....................................          --             --        4,075,112
                                                                         ---------    -----------    ---------------
Net cash provided by (used in) financing activities...................     335,133      2,514,197         (463,528)
                                                                         ---------    -----------    ---------------
Net increase in cash and cash equivalents.............................      33,952         76,112          (37,887)
Cash and cash equivalents at beginning of year........................     164,207        198,159          274,271
                                                                         ---------    -----------    ---------------
Cash and cash equivalents at end period...............................   $ 198,159    $   274,271      $   236,384
                                                                         ---------    -----------    ---------------
                                                                         ---------    -----------    ---------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest................................................   $ 210,795    $   247,913      $   283,805
                                                                         ---------    -----------    ---------------
                                                                         ---------    -----------    ---------------
Capital lease obligations incurred....................................   $ 405,131    $   739,688      $        --
                                                                         ---------    -----------    ---------------
                                                                         ---------    -----------    ---------------
Stock issued for customer base........................................   $      --    $    61,435      $        --
                                                                         ---------    -----------    ---------------
                                                                         ---------    -----------    ---------------
Stock issued in business acquisition..................................   $      --    $ 3,832,473      $        --
                                                                         ---------    -----------    ---------------
                                                                         ---------    -----------    ---------------
Conversion of long-term debt to stock.................................   $ 418,054    $   430,140      $        --
                                                                         ---------    -----------    ---------------
                                                                         ---------    -----------    ---------------
Stock purchase warrants issued........................................   $  13,156    $   240,705      $        --
                                                                         ---------    -----------    ---------------
                                                                         ---------    -----------    ---------------
Debt issued for customer base.........................................   $ 169,300    $        --      $        --
                                                                         ---------    -----------    ---------------
                                                                         ---------    -----------    ---------------
Liability assumed by stockholders.....................................   $      --    $        --      $ 4,524,871
                                                                         ---------    -----------    ---------------
                                                                         ---------    -----------    ---------------


                            See accompanying notes.

                          UNITED STATES INTERNET, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     United States Internet, Inc. (the 'Company') was incorporated in 1994 and has points of presence in Tennessee, Virginia, Kentucky and Alabama. The Company's principal business is to provide access to the Internet, design and host web pages on the Internet and resell Internet hardware and software.

     The Company expects to continue to focus on increasing its subscriber base and geographic coverage. The online services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Financial Statement Presentation

     The accompanying financial statements have been presented in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has a significant working capital deficiency and has incurred operating losses for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999. Management believes that actions presently being taken, as described below, and the remaining facility with Ascend Communications will provide the Company with sufficient funds to continue as a going concern. Such actions include but are not limited to operating under a newly signed telephone service agreement with a competitive local exchange carrier which is expected to reduce the cost of telephone services provided to its subscriber base, continued investments in its network infrastructure to increase its network efficiency and capacity to serve additional subscribers, and employing marketing strategies to increase its subscriber base.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates and such differences could be material.

  Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  Property and Equipment

     Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives ranging between three to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

                          UNITED STATES INTERNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Inventories

     Inventories consists of purchased goods for resale and is stated at the lower of cost or market on a first-in, first-out (FIFO) method.

  Impairment of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

  Acquired Customer Base

     The Company capitalizes the purchase price paid to acquire customer bases from other Internet Service Providers ('ISPs'). Amortization is provided using the straight-line method over three years commencing when the customer base is received.

     Accumulated amortization was $641,589 at December 31, 1998.

  Stock Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial accounting Standards No. 123 ('SFAS 123'), Accounting for Stock-Based Compensation. SFAS 123 allows companies to account for stock-based compensation under either the new provisions of SFAS 123 or the provisions of Accounting Principles Board Opinion No. 25.

     ('APB 25'), Accounting for Stock Issued to Employees, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has chosen to continue accounting for its stock-based compensation in accordance with the provisions of APB 25.

  Revenue Recognition

     The Company recognizes Internet access revenue when the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred recognizing revenue on these advance payments and amortizes the amounts to revenue on a straight-line basis as the services are provided.

  Cost of Revenues

     Cost of access revenues primarily consists of telecommunication expenses inherent in the network infrastructure. Cost of access revenues also includes fees paid for lease of the Company's backbone, as well as license fees for Web browser software based on a per-user charge, other license fees paid to third-party software vendors, product costs and contractor fees for distribution of software to new subscribers.

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, the Company expensed $17,582, $107,608, and $39,921 respectively, as advertising costs.

                          UNITED STATES INTERNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

     At December 31, 1998, approximately $225,691 of cash is deposited in one financial institution. Credit risk is subject to the financial security of these institutions.

     Accounts receivable are unsecured and due under stated terms. Credit risk with respect to accounts receivable is subject to the financial security of each customer. The Company does not require collateral. The Company maintains reserves for credit losses and such losses have been within management's expectations. The concentration of credit risk is mitigated by the large customer base.

  Fair Value of Financial Instruments

     The fair value of the Company's financial instruments classified as current assets or liabilities, including cash and cash equivalents, accounts receivable and accounts payable approximated carrying value, principally because of the short maturity of these items.

     The carrying amounts of the long-term debt payable approximate fair value due to the interest rates on these agreements approximating the Company's incremental borrowing rates, and the fair values of capitalized lease obligations approximate carrying value based on their effective rates compared to current market rates.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     The Company attempts to maintain alternative vendors for required products. Its modems, terminal servers and high-performance routers, which are important components of its network, are currently acquired from four sources. Some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

  Income Taxes

     The Company accounts for income taxes using the liability method. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as 'temporary differences.' Temporary differences result from the use of different accounting methods for financial statement and income tax reporting purposes.

                          UNITED STATES INTERNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Computer equipment........................................................................    $4,161,898
Furniture, fixtures, and office equipment.................................................       134,597
Leasehold improvements....................................................................        40,104
                                                                                             ------------
                                                                                               4,336,599
Less accumulated depreciation and amortization............................................     1,024,746
                                                                                             ------------
                                                                                              $3,311,853
                                                                                             ------------
                                                                                             ------------

4. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Ascend Communications promissory note due through 2001, bearing interest at prime rate
  (7.75% at December 31, 1998), with monthly payments of interest only through February
  1999 and then in monthly principal and interest payments of $86,146 which increase to
  $145,112 in December 1999...............................................................    $2,968,484
First American National Bank promissory note due May 31, 2001, bearing interest at 8.5%,
  with monthly principal and interest payments of $6,314..................................       164,985
National Bank of Blacksburg note payable due October 31, 2002, bearing interest at prime rate (7.75% at December 31, 1998), with monthly payments of interest only through
  October 1, 1998, and then in monthly principal and interest payments of $4,154..........       163,300
Unsecured notes with interest at prime rate (7.75% at December 31, 1998) plus 1%..........       200,000
                                                                                             ------------
Total long-term debt......................................................................     3,496,769
Less: current maturities..................................................................       976,583
                                                                                             ------------
Long-term debt, net of current maturities.................................................    $2,520,186
                                                                                             ------------
                                                                                             ------------

     In March 1998, the Company entered into a working capital and equipment purchase facility with Ascend Communications allowing up to $5,878,000 to be provided in scheduled draws through December 1999. These notes are secured by equipment, inventories and accounts receivable. In connection with this facility, the Company issued a warrant to purchase 28,299 shares of common stock at an exercise price of $0.01 per share. The warrants are immediately exercisable and expire on March 31, 2001. Under the conditions of this agreement any unexercised warrants at the date of expiration will automatically be converted to common stock based on the difference between the fair market value of the common stock, at such date, and the warrant exercise price, divided by the fair value of the common stock, at such date. Of the approximate $3,145,000 borrowed under this facility during 1998, approximately $200,000 has been allocated to the value of the warrants, thereby providing a discount on the note. During the year ended December 31, 1998 and three months ended March 31, 1999, the Company recognized interest expense of $54,759 and $11,847, respectively, in connection with the amortization of the debt discount on the Ascend Communications note.

     The First American National Bank note was entered into on May 31, 1998, resulting from the maturity of a $200,000 revolving credit facility. The note is collateralized by various operating equipment and requires

                          UNITED STATES INTERNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

4. LONG-TERM DEBT--(CONTINUED)

the Company to maintain two financial statement covenants; a debt service coverage covenant required at December 31, 1998 and a minimum tangible net worth covenant required at December 31, 1999. At December 31, 1998 the Company was in violation of the debt service covenant and therefore, the entire outstanding balance of $163,300 has been included in the current portion of long-term debt.

     The National Bank of Blacksburg note is collateralized by accounts receivable from customers serviced by the related financed Internet equipment located in Blacksburg, Virginia.

     Maturities of long-term debt as of December 31, 1998, are as follows:

1999........................................................   $  976,583
2000........................................................    1,544,463
2001........................................................      735,745
2002........................................................       39,978
2003........................................................           --
Thereafter..................................................      200,000
                                                               ----------
                                                               $3,496,769
                                                               ----------
                                                               ----------

5. STOCKHOLDER NOTES PAYABLE

     Maturities of unsecured stockholder notes payable as of December 31, 1998, are as follows:

1999........................................................   $  145,418
2000........................................................      152,058
2001........................................................       26,971
                                                               ----------
                                                               $  324,447
                                                               ----------
                                                               ----------

     During 1998 the Company offered an inducement to the convertible noteholders to convert their notes outstanding at December 31, 1997 to common stock at $5.50 per share, and issued an additional $35,000 in convertible stockholder notes payable. Approximately $395,000 of convertible notes were converted into common stock at $5.50 per share, resulting in issuance of 68,184 shares of common stock. Approximately $30,000 of these notes were converted at $7.50 per share, the original conversion rate for the notes, resulting in an issuance of 4,058 shares of common stock and the remaining notes, approximately $130,000, were repaid in cash. In connection with these notes, accrued interest in the amount of approximately $21,900 was converted into common stock at $5.50 per share, resulting in an issuance of 3,982 shares of common stock. Warrants to purchase common stock, granted in connection with the note issuances, were exercised at an exercise price of $0.50 per share, resulting in an issuance of 3,989 shares of common stock. In connection with these notes converted to common stock, the Company granted conversions at a price per share of Company stock less than fair value at the time of such conversion, recognizing approximately $110,000 of debt conversion expense during 1998. The Company recognized interest expense of $42,197 and $45,533 during the years ended December 31, 1997 and 1998, respectively, in connection with the amortization of a debt discount on the stockholder notes.

                          UNITED STATES INTERNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

6. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets are as follows:

                                                                                            DECEMBER 31,
                                                                                               1998
                                                                                            -----------
Assets:
  Net operating loss carryforwards.......................................................   $ 3,035,456
  Amortization of customer lists.........................................................        92,598
  Bad debt reserves......................................................................       197,581
  Stock appreciation rights..............................................................       441,854
  Other..................................................................................            --
  Valuation allowance....................................................................    (3,669,980)
                                                                                            -----------
  Net deferred tax assets................................................................        97,509

Liabilities:
  Depreciation...........................................................................        97,509
                                                                                            -----------
  Net deferred tax assets................................................................   $        --
                                                                                            -----------
                                                                                            -----------

     The Company has net operating loss carryforwards aggregating approximately $7,996,460 at December 31, 1998. The carryforwards expire in various years through 2017.

  Effective Rate Reconciliation

                                                                DECEMBER 31,              THREE MONTHS
                                                         --------------------------          ENDED
                                                           1997            1998          MARCH 31, 1999
                                                         ---------      -----------      --------------
U.S. statutory rate.................................            34%              34%               34%
                                                         ---------      -----------      --------------
Income tax provision at U.S. statutory rate.........     $(166,484)     $(1,517,540)       $ (152,749)
State taxes.........................................       (15,641)        (173,000)          (15,315)
Change in valuation allowance.......................       149,934        1,660,638           165,417
Other...............................................        32,191           29,902             2,647
                                                         ---------      -----------      --------------
Income tax provision................................     $      --      $        --        $       --
                                                         ---------      -----------      --------------
                                                         ---------      -----------      --------------

7. STOCKHOLDERS' DEFICIT

  Stock Options

     The Company adopted a nonqualified and qualified stock option plan, effective June 1, 1995, for granting of options to key employees and for granting of options to nonemployee directors. The aggregate number of common shares reserved for issuance under these plans is 600,000 shares. The option price, number of shares and grant date under these plans are determined at the discretion of the Stock Option Committee ('the Committee') of the Company's Board of Directors.

     The Committee may also include stock appreciation rights in any option granted under the Plan. Such rights shall entitle the holder, upon exercising the right, to receive in cash or property up to 100% of the excess of the fair market value, on the date of such exercise, over the option price of the common stock. Exercise of the rights precludes the holder from exercising the options. The holder is not required to make a payment in order to exercise the right.

                          UNITED STATES INTERNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

7. STOCKHOLDERS' DEFICIT--(CONTINUED)

     Stock appreciation rights are included in all 532,046 stock options. The stock appreciation rights liability reflects the excess of the fair market value of $12.08 per share of common stock at December 31, 1998, over the option price of the common stock. The rights terminate upon a change in control as defined in the agreement and are required to be settled in cash or options to purchase common stock of the acquiror.

     The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:

                                                           OPTIONS
                                     NUMBER              OUTSTANDING           WEIGHTED
               RANGE OF          OUTSTANDING AT       AVERAGE REMAINING        AVERAGE
            EXERCISE PRICES     DECEMBER 31, 1998     CONTRACTUAL LIFE      EXERCISE PRICE
            ---------------     -----------------     -----------------     --------------
              $0.00-- $2.20          362,585                 5.80               $ 1.22
              $6.00-- $7.50           18,000                 7.33                 7.33
              $3.32-- $5.72           59,500                 7.22                 4.78
              $1.00--$10.00           91,961                 8.52                 6.90

     Had compensation expense related to the stock option plan been determined based on fair value at the grant date for options granted during the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999 consistent with the provisions of SFAS 123, rather than as stock appreciation rights in accordance with APB 25, the Company's net loss would have been $1,248,461, $1,966,065 and $489,814, respectively.

     The effect of applying SFAS 123 pro forma net income as stated above is not necessarily representative of the effects on reported net income for future periods due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

     The fair value of each option grant is estimated on the date of grant using the minimum value option pricing fair value model with the following weighted-average assumptions used for the years ended December 31, 1997 and 1998, respectively: divided yield of 0%, risk-free interest rates of 6.24% and 6.48%, no weighted average volatility factors and expected life of the option terms of 7 years. The weighted average fair values of options granted during the years ended December 31, 1997 and 1998 were $2.63 and $2.91, respectively.

     As of December 31, 1998, the Company had reserved 54,414 shares of common stock for future issuances under the Option Plan.

  Stock Options (continued)

     A summary of the Company's option activity and related information follows:

                                                                                        WEIGHTED AVERAGE
                                                                             OPTIONS     EXERCISE PRICE
                                                                             -------    ----------------
Outstanding at December 31, 1997..........................................   456,085         $ 1.90
  Granted.................................................................    93,961           6.56
  Stock appreciation rights exercised.....................................    (1,962)          6.86
  Canceled................................................................    (8,000)          1.25
  Exercised...............................................................    (8,038)          2.74
                                                                             -------
Outstanding at December 31, 1998..........................................   532,046         $ 2.70
                                                                             -------        -------
                                                                             -------        -------

     Exercise prices for options outstanding as of December 31, 1998 range from $0 to $10.00 per share. Options outstanding at December 31, 1998 had a weighted average remaining contractual life of 5.93 years. There were 498,546 options exercisable at December 31, 1998.

                          UNITED STATES INTERNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

7. STOCKHOLDERS' DEFICIT--(CONTINUED)

  Stock Warrants

     As discussed in Note 4, Long-Term Debt, and Note 5, Stockholder Notes Payable, the Company has issued warrants to purchase common stock of the Company in connection with various debt agreements. At December 31, 1998, the Company had outstanding warrants as follows:

                                                                      PER SHARE
                                                        WARRANTS      EXERCISE     EXPIRATION OF
                                                       OUTSTANDING      PRICE      EXERCISE TERM
                                                       -----------    ---------    -------------
Related parties.....................................      12,752        $0.01      1999 to 2003
Other...............................................      28,299         0.01      1999 to 2003

     The related parties are certain officers of the Company.

  Employee Stock Grant

     In addition to the stock options discussed above, the Company granted 6,000 shares of restricted common stock, with a market value at the date of issuance of $10.00, to two employees during 1998. The ability to sell this common stock was restricted to the earlier of 12 months after issue or the date of an initial public offering.

8. COMMITMENTS AND CONTINGENCIES

  Lease Commitments

     The Company leases real estate from stockholders and is responsible for repairs, taxes and other expenses. The Company also leases various office and computer equipment under noncancelable operating lease agreements which generally provide for renewal terms. Rent expense for the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1999, was $99,118, $145,770, and $68,009 respectively, including rent to the stockholders of $49,072, $76,896, and $20,093, respectively.

     The Company leases certain computer equipment under agreements which have been accounted for as capital leases. The related computer equipment had a cost of $1,822,168 and accumulated amortization of $438,241 at December 31, 1998.

     In 1997, the Company entered into a sale-leaseback transaction for $86,067 of computer equipment. Under terms of the agreement, the Company will make scheduled payments of principal and interest through December 1999, at which time the Company intends to purchase the equipment for 5% of the original purchase price.

                          UNITED STATES INTERNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

8. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     Minimum future lease payments under operating leases together with the present value of the net minimum lease payments under capital leases including amounts due under the sale-leaseback transaction, as of December 31, 1998, are summarized as follows:

                                                                         OPERATING
                                                         STOCKHOLDERS      OTHER       CAPITAL
                                                         ------------    ---------    ----------
1999..................................................     $107,472      $ 113,203    $  796,526
2000..................................................       28,324         39,875       366,323
2001..................................................                      13,360       135,863
2002..................................................                         662        37,828
                                                         ------------    ---------    ----------
Total minimum lease payments..........................     $135,796      $ 167,100    $1,336,540
                                                         ------------    ---------
                                                         ------------    ---------
Less amounts representing interest....................                                   174,643
                                                                                      ----------
Present value of minimum lease payments (including
  $682,654 classified as current).....................                                $1,161,897
                                                                                      ----------
                                                                                      ----------

     The Company has certain line usage commitments with numerous communications companies aggregating $1,980,893, $513,122 and $30,844 in 1999, 2000 and 2001,
respectively.

9. ACQUISITIONS

     During 1998, the Company purchased the listings of customers of four internet service providers totaling approximately 2,008 customers for $174,260. In addition, the purchase agreements included non-compete provisions. The purchase price was settled in Company common stock and cash with a portion of the cash payment made over a six month period. The cost of these purchases have been allocated to customer base, which is being amortized over three years.

     In September and October 1998, the Company acquired all of the outstanding stock of three internet service providers. The aggregate purchase price was $4,052,493 consisting of 336,988 shares of the Company's common stock valued at either $11.36 or $11.45 a share and cash of $220,020. The acquired companies were merged into the Company. The acquisitions were accounted for under the purchase method of accounting. Accordingly, net assets acquired have been recorded based on their estimated fair market values at the date of acquisition.

     The unaudited pro forma results of operations set forth below assumes the acquisitions had occurred at the beginning of the periods presented.

                                                                    YEAR ENDED DECEMBER 31,
                                                                   --------------------------
                                                                      1997           1998
                                                                   ----------     -----------
Revenues........................................................   $6,233,551     $ 8,547,422
                                                                   ----------     -----------
Net loss........................................................   $ (481,184)    $(4,625,183)
                                                                   ----------     -----------
                                                                   ----------     -----------

     In connection with one of the acquisitions the Company issued a promissory note in favor of the previous owner for $500,000. The promissory note is held in escrow and will only be released contingent on the Company, or any successor entity, failing to file an effective registration statement in connection with an initial public offering of its capital stock by June 30, 1999. No liability has been recorded in respect of this note as its release is not considered probable.

10. PENDING TRANSACTION

     During 1998, the Company's stockholders entered into an agreement whereby they will sell their shares in the Company to OneMain.com., Inc.
('OneMain.com'). The Company's stockholders will exchange their

                          UNITED STATES INTERNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

10. PENDING TRANSACTION--(CONTINUED)

shares in the Company for cash and shares of common stock of OneMain.com concurrent with the consummation of the initial public offering ('IPO') of the common stock of OneMain.com. Additionally, the Company's stockholders will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-fifth of the difference between total revenue for the Company for the 12 months ended June 30, 1999, and the revenues for the Company for the period from April 1, 1998, through June 30, 1998 multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole stockholder of the Company. Subsequent to the acquisition, the Company will continue to exist.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Members
Internet Partners of America, LC

We have audited the accompanying balance sheet of Internet Partners of America, LC, as of December 31, 1998, and the related statements of operations, members' deficit, and cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Partners of America, LC at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                        INTERNET PARTNERS OF AMERICA, LC
                                 BALANCE SHEET

                                                                                                       DECEMBER 31,
                                                                                                           1998
                                                                                                       ------------
                                               ASSETS
Current assets:
  Accounts receivable, net of allowance for doubtful accounts of $93,310............................    $   20,142
  Due from members..................................................................................       232,990
                                                                                                       ------------
Total current assets................................................................................       253,132
Property and equipment, net.........................................................................     1,946,186
Intangible assets, net..............................................................................     1,443,004
                                                                                                       ------------
Total assets........................................................................................    $3,642,322
                                                                                                       ------------
                                                                                                       ------------

                                  LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
  Line of credit....................................................................................    $  150,000
  Cash overdraft....................................................................................       184,906
  Accounts payable..................................................................................       426,204
  Accrued expenses..................................................................................        95,586
  Unearned revenues.................................................................................        69,582
  Current maturities of long-term debt..............................................................       802,236
  Due to seller.....................................................................................       454,709
  Due to members....................................................................................        22,500
                                                                                                       ------------

Total current liabilities...........................................................................     2,205,723
Long-term debt, net of current maturities...........................................................     2,600,145
Members' deficit....................................................................................    (1,163,546)
                                                                                                       ------------
Total liabilities and members' deficit..............................................................    $3,642,322
                                                                                                       ------------
                                                                                                       ------------

                            See accompanying notes.

                        INTERNET PARTNERS OF AMERICA, LC
                            STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,       THREE MONTHS
                                                                       --------------------------        ENDED
                                                                          1997           1998        MARCH 31, 1999
                                                                       -----------    -----------    --------------
REVENUES:
  Access revenues...................................................   $ 1,745,445    $ 4,274,630      $1,589,712
  Other revenues....................................................       111,356        150,947          53,030
                                                                       -----------    -----------    --------------
     Total revenues.................................................     1,856,801      4,425,577       1,642,742

COSTS AND EXPENSES:
  Cost of access revenues...........................................       976,397      1,859,301         625,400
  Cost of other revenues............................................        37,116         41,506          13,785
  Operations and customer support...................................       402,133        583,987         172,931
  Sales and marketing...............................................       263,654        349,409         104,410
  General and administrative........................................       626,447      1,471,226         406,360
  Amortization......................................................        77,986        127,405         113,717
  Depreciation......................................................       452,170        511,924         155,081
                                                                       -----------    -----------    --------------
     Total costs and expenses.......................................     2,835,903      4,944,758       1,591,684
                                                                       -----------    -----------    --------------
(Loss) income from operations.......................................      (979,102)      (519,181)         51,058

OTHER INCOME (EXPENSE):
  Other income......................................................        24,750             --              --
  Interest expense..................................................      (218,936)      (250,054)        (73,221)
                                                                       -----------    -----------    --------------
Net loss............................................................   $(1,173,288)   $  (769,235)     $  (22,163)
                                                                       -----------    -----------    --------------
                                                                       -----------    -----------    --------------

                            See accompanying notes.

                        INTERNET PARTNERS OF AMERICA, LC
                         STATEMENTS OF MEMBERS' DEFICIT

                                                                                       ADDITIONAL
                                                                          MEMBERS        PAID-IN      ACCUMULATED
                                                                          CAPITAL        CAPITAL        DEFICIT
                                                                         ----------    -----------    -----------
BALANCE AT DECEMBER 31, 1996..........................................   $1,914,670    $(1,341,450)   $   573,220
  Capital contributions...............................................      281,257             --        281,257
  Net loss............................................................           --     (1,173,288)    (1,173,288)
                                                                         ----------    -----------    -----------

BALANCE AT DECEMBER 31, 1997..........................................    2,195,927     (2,514,738)      (318,811)
  Capital distributions...............................................      (75,500)            --        (75,500)
  Net loss............................................................           --       (769,235)      (769,235)
                                                                         ----------    -----------    -----------

BALANCE AT DECEMBER 31, 1998..........................................    2,120,427     (3,283,973)    (1,163,546)
  Debt assumed by members.............................................    3,500,000             --      3,500,000
  Net loss from January 1, 1999 to March 31, 1999.....................           --        (22,163)       (22,163)
                                                                         ----------    -----------    -----------

BALANCE AT MARCH 31, 1999.............................................   $5,620,427    $(3,306,136)   $ 2,314,291
                                                                         ----------    -----------    -----------
                                                                         ----------    -----------    -----------

                            See accompanying notes.

                        INTERNET PARTNERS OF AMERICA, LC
                            STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,       THREE MONTHS
                                                                      --------------------------         ENDED
                                                                         1997           1998        MARCH 31, 1999
                                                                      -----------    -----------    ---------------
OPERATING ACTIVITIES:
Net loss...........................................................   $(1,173,288)   $  (769,235)     $   (22,163)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation and amortization....................................       530,156        639,329          268,798
  Provision for doubtful accounts..................................        79,250         63,000          (89,810)
Changes in operating assets and liabilities:
  Accounts receivable..............................................       (40,215)       (48,010)          75,333
  Other current assets.............................................          (339)           339          (14,086)
  Cash overdraft...................................................       127,396         22,319               --
  Accounts payable.................................................        64,275        293,600         (572,024)
  Accrued expenses.................................................        (1,180)        45,162          278,435
  Unearned revenues................................................        25,475         44,107           63,054
                                                                      -----------    -----------    ---------------
Net cash (used in) provided by operating activities................      (388,470)       290,611          (12,463)

INVESTING ACTIVITIES:
Purchases of property and equipment................................      (878,188)      (932,208)        (279,930)
Purchases of customer lists........................................      (456,023)      (625,530)         (18,652)
                                                                      -----------    -----------    ---------------
Net cash used in investing activities..............................    (1,334,211)    (1,557,738)        (298,582)

FINANCING ACTIVITIES:
Net proceeds (repayments) under line of credit.....................       221,000        (71,000)         (51,076)
Proceeds from issuance of long-term debt...........................     1,468,150      3,274,290               --
Principal payments of long-term debt...............................      (277,726)    (1,928,663)         118,986
Net borrowings from (payments to) members..........................        30,000         (7,500)              --
Proceeds from members' capital contributions.......................       281,257             --               --
Increase in due to/from members....................................            --             --          232,990
Net advances to related parties....................................            --             --         (477,209)
Payments on capital lease obligations..............................            --             --          272,821
                                                                      -----------    -----------    ---------------
Net cash provided by financing activities..........................     1,722,681      1,267,127           96,512
                                                                      -----------    -----------    ---------------
Net decrease in cash...............................................            --             --         (214,533)
Cash at beginning of year..........................................            --             --               --
                                                                      -----------    -----------    ---------------
Cash at end of period..............................................   $        --    $        --      $  (214,533)
                                                                      -----------    -----------    ---------------
                                                                      -----------    -----------    ---------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Liability incurred for acquisition of ISP (Note 11)................   $    94,096    $   454,709      $        --
                                                                      -----------    -----------    ---------------
                                                                      -----------    -----------    ---------------
Due from members--sale of land and building (Note 10)..............   $        --    $   232,990      $        --
                                                                      -----------    -----------    ---------------
                                                                      -----------    -----------    ---------------
Non-cash distribution to members...................................   $        --    $    75,500      $        --
                                                                      -----------    -----------    ---------------
                                                                      -----------    -----------    ---------------
Cash paid for interest.............................................   $   213,792    $   247,243      $    73,221
                                                                      -----------    -----------    ---------------
                                                                      -----------    -----------    ---------------
Debt assumed by members............................................   $        --    $        --      $ 3,500,000
                                                                      -----------    -----------    ---------------
                                                                      -----------    -----------    ---------------

                            See accompanying notes.

                        INTERNET PARTNERS OF AMERICA, LC
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     Internet Partners of America, LC (the 'Company') is a regional provider of Internet access. The Company was formed in Arkansas on May 12, 1995 and began marketing services in June 1995. The Company's targeted markets include Arkansas, Missouri, and Oklahoma.

     The Company will terminate on December 31, 2025, unless dissolved earlier in accordance with the Company agreement.

     The Company expects to continue focusing on increasing its subscriber base and geographic coverage. The online services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services, and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base; and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives ranging between three to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

  Impairment of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

  Intangible Assets

     The Company capitalizes specific costs incurred for the purchase of customer bases from other Internet Service Providers ('ISPs'). The customer acquisition costs include the actual fee paid to the selling ISP as well as legal expenses specifically related to the transactions. Amortization is provided using the straight-line method over five years commencing when the customer base is received.

  Revenue Recognition

     The Company recognizes Internet access revenues when the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred recognizing revenue on these advance payments and amortizes the amounts to revenue on a straight-line basis as the services are provided.

                        INTERNET PARTNERS OF AMERICA, LC
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Costs of Revenues

     Costs of access revenues primarily consist of telecommunication expenses inherent in the network infrastructure. Costs of access revenues also include fees paid for lease of the Company's backbone, as well as license fees for Web browser software based on a per-user charge, other license fees paid to third-party software vendors, product costs, and contractor fees for distribution of software to new subscribers.

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, the Company incurred approximately $89,000, $134,000, and $51,000 respectively, in advertising costs.

  Income Taxes

     The Company is organized as a limited liability company under the laws of the state of Arkansas. The Company is taxed under the partnership provisions of the Internal Revenue Code (the 'Code'). Under the partnership provisions of the Code, the members of the limited liability company include the Company's income on their personal income tax returns. Accordingly, the Company is not subject to federal and state corporate income taxes.

     The unaudited pro forma income tax information included in Note 5 is presented in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as if the Company had been subject to federal and certain state income taxes.

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high credit quality financial institution. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral.

     The Company maintains reserves for credit losses, and such losses have been within management's expectations. The concentration of credit risk is mitigated by the large customer base. The carrying amount of the receivables approximates their fair value.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management believes alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     Although the Company attempts to maintain vendors for required products, its modems, terminal servers, and high-performance routers, which are important components of its network, are each currently acquired from three sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

                        INTERNET PARTNERS OF AMERICA, LC
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                         DECEMBER 31,
                                                                             1998
                                                                         ------------
Computer equipment....................................................    $2,254,571
Furniture, fixtures, and office equipment.............................       668,976
                                                                         ------------
                                                                           2,923,547
Less accumulated depreciation.........................................      (977,361)
                                                                         ------------
                                                                          $1,946,186
                                                                         ------------
                                                                         ------------

4. INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                                         DECEMBER 31,
                                                                             1998
                                                                         ------------
Intangible Assets.....................................................    $1,676,009
Less accumulated amortization.........................................      (233,005)
                                                                         ------------
                                                                          $1,443,004
                                                                         ------------
                                                                         ------------

5. INCOME TAXES

     Upon consummation of an agreement with OneMain.com, Inc. ('OneMain.com') to sell the outstanding stock of the Company and concurrent with the related initial public offering of OneMain.com (as more fully described in Note 12), the Company's status as an LLC under the Code will automatically terminate and normal federal and state corporate income tax rates will apply. Based upon the cumulative temporary differences, the Company would have recognized a deferred federal and state income tax asset before valuation allowance of $35,929 as of December 31, 1998, had the termination of its election to be treated as an LLC occurred on this date.

     No pro forma income tax provision (benefit) is reflected on the statement of operations as the Company would have provided a full valuation allowance against the deferred tax asset had it been a C Corporation.

6. LINE OF CREDIT

     In 1998, the Company had a line of credit with a bank allowing for borrowings of up to $350,000. Borrowings against this line bear interest at 10%. This line was secured by and personally guaranteed by the members. No borrowings were outstanding against this line at December 31, 1998.

     In 1998, the Company had a line of credit with a bank allowing for borrowings of up to $150,000. Borrowings against this line bear interest at the prime rate (8.25% as of December 31, 1998), as defined in the agreement, and were personally guaranteed by the members. Borrowings of $150,000 were outstanding against this line at December 31, 1998.

7. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Note payable to a bank in monthly installments of $3,500, including interest at 8.25%, until March, 1999, when all outstanding principal and interest are due, secured by a
  mortgage................................................................................    $  234,705
Note payable to a bank in monthly installments of $34,956, including interest at 8.25%, until May, 2003, when all outstanding principal and interest are due, secured by a
  mortgage and a security agreement.......................................................     2,743,171

                        INTERNET PARTNERS OF AMERICA, LC
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

7. LONG-TERM DEBT--(CONTINUED)

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Note payable to a firm in monthly installments of $415, including interest at 2.9%, until
  January, 2002, when all outstanding principal and interest are due, secured by a
  vehicle.................................................................................        15,054
Unsecured note payable to an individual in monthly installments of $2,702, including interest at 8.5%, until August, 1999, when all outstanding principal and interest are
  due.....................................................................................        23,421
Unsecured note payable to an individual in monthly installments of $3,538, including
  interest at 8.5%, until April, 2002.....................................................        53,335
Unsecured note payable to a firm in monthly installments of $3,941, including interest at
  8.5%, until January, 2002...............................................................        66,376
Unsecured note payable to a bank, with interest at 9.25% payable monthly until July,
  1999....................................................................................       225,000
Note payable to a firm in monthly installments of $2,686, including interest at 8.5%, until June 2000, when all outstanding principal and interest are due, secured by a
  purchase agreement......................................................................        41,319
                                                                                             ------------
Total long-term debt......................................................................     3,402,381
Less: current maturities..................................................................      (802,236)
                                                                                             ------------
Long-term debt, net of current maturities.................................................    $2,600,145
                                                                                             ------------
                                                                                             ------------

     The Company incurred interest related to the long-term debt of $218,936, $250,054, and $64,197 for the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1999, respectively.

     Principal payments on long-term debt are as follows:

1999......................................................   $    802,236
2000......................................................        275,231
2001......................................................        241,901
2002......................................................        258,104
2003......................................................      1,824,909
                                                             ------------
Total long-term debt......................................   $  3,402,381
                                                             ------------
                                                             ------------

     The notes generally contain restrictive covenants addressing certain activities of the Company and its members. The Company and its members were in violation of a covenant on a note that totaled $234,705 at December 31, 1998. The balance of this debt is classified as current at December 31, 1998.

8. LEASES COMMITMENTS

     The Company leases storage space under non-cancelable operating lease agreements. The leases generally provide for renewal terms of one to three years. Rent expense for the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1999, was $49,350, $71,622, and $28,793, respectively.

Minimum future lease payments under operating leases are summarized as follows:

1999.......................................................  $     119,729
2000.......................................................        114,027
2001.......................................................         91,109
2002.......................................................         78,138
2003.......................................................         68,975
                                                             -------------
Total minimum lease payments...............................  $     471,978
                                                             -------------
                                                             -------------

                        INTERNET PARTNERS OF AMERICA, LC
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

8. LEASES COMMITMENTS--(CONTINUED)

     In connection with its operations, the Company has certain line usage commitments with numerous communications companies. Minimum payments under these commitments will be approximately $1,200,000, $1,200,000, $1,000,000, $700,000 and $50,000 in 1999, 2000, 2001, 2002 and 2003, respectively.

9. CONTINGENCIES

     The Company is involved in various litigation matters on an ongoing basis as a result of its day-to-day operations. However, management does not believe that any of these matters will have a material adverse effect on the Company's financial condition.

10. RELATED PARTY TRANSACTIONS

     On December 14, 1998, the Company transferred certain real estate, consisting of land and a building, to its members. On that date, the land and building had a book value of $307,796 and was encumbered by a bank note with a carrying value of $232,990. According to the agreement, the Company will pay the note after the members have obtained other financing. At December 31, 1998, the Company has recorded $232,990 due from members. The $75,500 difference between the carrying value of the real estate and the amount due from the members has been recognized as a distribution to members.

     The agreement referred to above also provides that the Company lease the land and building from the members beginning January, 1999, for 60 months at the rate of $5,500 per month. The Company will account for this lease as an operating lease and this lease commitment is included in the summary of minimum future lease payments in Note 8.

11. ACQUISITION

     On April 6, 1998, the Company completed the acquisition of substantially all of the assets of On The Net of Boliver, Missouri for approximately $867,000. Only a portion of this amount has been paid to the seller at closing and the remaining amount expected to be paid is included in Due to Seller in the balance sheet. This purchase price is to be finalized in 1999 based upon the number of On The Net customers that switch their service to the Company. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of On The Net have been included in the operating results since the date of acquisition. On The Net is a provider of dial-up Internet access services. The acquisition resulted in $803,000 being allocated to purchased customer lists. The cost of the customer list is being amortized over a 5 year period.

12. PENDING TRANSACTION

     During 1998, the Company's members entered into an agreement whereby they will sell their interest in the Company to OneMain.com. The Company's members will exchange their interest in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's members will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-fifth of the difference between total revenue for the Company for the 12 months ended June 30, 1999, and the revenues for the Company for the period from April 1, 1998, through June 30, 1998, multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole stockholder of the Company. Subsequent to the acquisition, the Company will continue to exist.

     The related party transactions as described in Note 10 will be amended upon consummation of the acquisition discussed above so that all continuing obligations will be similar to terms and conditions of agreements/arrangements with unaffiliated third parties.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ZoomNet, Inc.

We have audited the accompanying balance sheet of ZoomNet, Inc. (the 'Company') as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZoomNet, Inc. at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                                 ZOOMNET, INC.
                                 BALANCE SHEET

                                                                                                      DECEMBER 31,
                                                                                                          1998
                                                                                                      ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents......................................................................      $   36,900
  Accounts receivable, less allowance for doubtful accounts of $39,000...........................          61,341
  Deferred income taxes..........................................................................          52,095
  Prepaid expenses...............................................................................           2,475
                                                                                                      ------------
     Total current assets........................................................................         152,811
Property and equipment, net......................................................................       1,016,797
Intangible assets, net of accumulated amortization of $11,799....................................         224,186
Other assets.....................................................................................           8,336
                                                                                                      ------------
Total assets.....................................................................................      $1,402,130
                                                                                                      ------------
                                                                                                      ------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................................      $  100,636
  Accrued expenses...............................................................................          34,475
  Income tax payable.............................................................................          58,423
  Unearned revenues..............................................................................          59,355
  Short-term debt................................................................................         100,000
  Current maturities of long term debt...........................................................         101,512
  Current portion of capital lease obligations...................................................         100,714
                                                                                                      ------------
     Total current liabilities...................................................................         555,115
Long-term debt, net of current maturities........................................................         352,262
Capital lease obligations, net of current portion................................................         144,790
Deferred income taxes............................................................................         106,042
Stockholders' equity:
  Common stock, no par value; 850 shares authorized, 100 shares issued and outstanding...........          15,000
  Additional paid-in capital.....................................................................          55,000
  Retained earnings..............................................................................         173,921
                                                                                                      ------------
     Total stockholders' equity..................................................................         243,921
                                                                                                      ------------
     Total liabilities and stockholders' equity..................................................      $1,402,130
                                                                                                      ------------
                                                                                                      ------------

                            See accompanying notes.

                                 ZOOMNET, INC.
                            STATEMENTS OF OPERATIONS


                                                                          YEAR ENDED DECEMBER 31,   THREE MONTHS
                                                                          ----------------------        ENDED
                                                                            1997         1998       MARCH 31, 1999
                                                                          --------    ----------    --------------
REVENUES:
  Access revenues......................................................   $769,851    $1,853,373       $764,893
  Other revenues.......................................................     87,768       114,307         39,689
                                                                          --------    ----------    --------------
     Total revenues....................................................    857,619     1,967,680        804,582

COSTS AND EXPENSES:
  Cost of access revenues..............................................    262,710       752,059        302,562
  Cost of other revenues...............................................         --        20,428         10,237
  Operations and customer support......................................    109,292       175,424         55,619
  Sales and marketing..................................................     67,300       259,851         63,386
  General and administrative...........................................    154,165       339,459        131,546
  Depreciation.........................................................    102,602       206,776         11,799
  Amortization.........................................................         --        11,799         74,773
                                                                          --------    ----------    --------------
     Total costs and expenses..........................................    696,069     1,765,796        649,922
                                                                          --------    ----------    --------------
Income from operations.................................................    161,550       201,884        154,660

OTHER INCOME (EXPENSE):
  Interest expense.....................................................    (18,144)      (40,895)       (17,016)
  Other income (expense), net..........................................         --          (748)          (506)
                                                                          --------    ----------    --------------
Income before provision for income taxes...............................    143,406       160,241        137,138
  Provision for income taxes...........................................     57,341        63,153         49,210
                                                                          --------    ----------    --------------
Net income.............................................................   $ 86,065    $   97,088       $ 87,928
                                                                          --------    ----------    --------------
                                                                          --------    ----------    --------------

                            See accompanying notes.

                                 ZOOMNET, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            COMMON STOCK       ADDITIONAL    RETAINED        TOTAL
                                                          -----------------     PAID-IN      (DEFICIT)   STOCKHOLDERS'
                                                          SHARES    AMOUNT      CAPITAL      EARNINGS       EQUITY
                                                          ------    -------    ----------    --------    -------------
BALANCE AT DECEMBER 31, 1996...........................     100     $15,000     $  55,000    $ (9,232)     $  60,768
  Net income...........................................      --          --            --      86,065         86,065
                                                          ------    -------    ----------    --------    -------------
BALANCE AT DECEMBER 31, 1997...........................     100      15,000        55,000      76,833        146,833
  Net income...........................................      --          --            --      97,088         97,088
                                                          ------    -------    ----------    --------    -------------
BALANCE AT DECEMBER 31, 1998...........................     100      15,000        55,000     173,921        243,921
  Debt assumed by stockholders.........................      --          --       533,922          --        533,922
  Net income from January 1, 1999 to March 31, 1999....      --          --            --      87,928         87,928
                                                          ------    -------    ----------    --------    -------------
BALANCE AT MARCH 31, 1999..............................     100     $15,000     $ 588,922    $261,849      $ 865,771
                                                          ------    -------    ----------    --------    -------------
                                                          ------    -------    ----------    --------    -------------

                            See accompanying notes.

                                 ZOOMNET, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,     THREE MONTHS
                                                                        -----------------------        ENDED
                                                                          1997           1998      MARCH 31, 1999
                                                                        ---------      --------    --------------
OPERATING ACTIVITIES:
Net income...........................................................   $  86,065      $ 97,088       $ 87,928
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation.......................................................     102,602       206,776         86,572
  Amortization.......................................................          --        11,799             --
  Allowance for doubtful accounts....................................      14,200        22,100         22,100
  Provision for deferred income taxes................................      53,760         7,202         49,210
  Loss on sale of assets.............................................          --           748
  Changes in operating assets and liabilities:
     Accounts receivable.............................................     (36,351)      (50,587)       (35,871)
     Prepaid expenses................................................        (205)       (2,270)          (651)
     Other assets....................................................      (7,180)          430        (14,627)
     Accounts payable................................................      14,488        53,812        (20,419)
     Accrued expenses................................................       3,783        23,623         71,337
     Unearned revenues...............................................      10,201        38,175         40,676
     Income tax payable..............................................       3,581        53,950             --
                                                                        ---------      --------    --------------
Net cash provided by operating activities............................     244,944       462,846        286,255

INVESTING ACTIVITIES:
Purchases of property and equipment..................................    (423,857)     (418,083)      (204,726)
Proceeds from sale of assets.........................................          --           500             --
Acquisition of intangible assets.....................................          --      (235,985)            --
                                                                        ---------      --------    --------------
Net cash used in investing activities................................    (423,857)     (653,568)      (204,726)

FINANCING ACTIVITIES:
Net repayments under line of credit..................................      (2,000)      (23,000)       (19,852)
Proceeds from issuance of short-term debt............................          --       100,000             --
Proceeds from issuance of long-term debt.............................     287,255       265,000             --
Principal payments of long-term debt.................................     (17,058)      (81,423)            --
Payments on obligations under capital leases.........................     (59,590)      (65,167)            --
Other financing......................................................          --            --        (31,148)
                                                                        ---------      --------    --------------
Net cash provided by (used in) financing activities..................     208,607       195,410        (51,000)
                                                                        ---------      --------    --------------
Net increase in cash and cash equivalents............................      29,694         4,688         30,529
Cash and cash equivalents at beginning of year.......................       2,518        32,212         36,900
                                                                        ---------      --------    --------------
Cash and cash equivalents at end of year.............................   $  32,212      $ 36,900       $ 67,429
                                                                        ---------      --------    --------------
                                                                        ---------      --------    --------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest...............................................   $  18,144      $ 38,555       $ 17,016
                                                                        ---------      --------    --------------
                                                                        ---------      --------    --------------
Cash paid for income taxes...........................................   $      --      $  2,001       $     --
                                                                        ---------      --------    --------------
                                                                        ---------      --------    --------------
Capital lease obligations incurred...................................   $ 128,198      $217,755       $     --
                                                                        ---------      --------    --------------
                                                                        ---------      --------    --------------
Debt assumed by stockholders.........................................   $      --      $     --       $533,922
                                                                        ---------      --------    --------------
                                                                        ---------      --------    --------------

                            See accompanying notes.

                                  ZOOMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     ZoomNet, Inc. (the 'Company') is a regional provider of Internet access. The Company was incorporated in Ohio on June 19, 1995 and began marketing services in September 1995. The Company's target markets include Ohio, Kentucky and West Virginia.

     The Company expects to continue to focus on increasing its subscriber base and geographic coverage. The online services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base; and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  Property and Equipment

     Property and equipment, including equipment under capital lease and leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives ranging between five and seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

  Impairment of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

  Intangible Assets

     The Company capitalizes specific costs incurred for the purchase of customer bases and non-compete agreements from other Internet service providers ('ISPs'). Amortization is provided using the straight-line method over five years commencing at the date of acquisition of the intangible assets.

                                 ZOOMNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Recent Accounting Pronouncements

     In March 1998, AcSEC issued Statement of Position 98-1 ('SOP 98-1'), Accounting for the Costs of Computer Software Developed For or Obtained For Internal Use. SOP 98-1 is effective for the Company beginning January 1, 1999. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company currently capitalizes costs related to software developed for internal use. The Company has not evaluated whether the pronouncement will have an impact on the Company's existing capitalization policy for internal-use software.

  Revenue Recognition

     The Company recognizes Internet access revenue when the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred recognizing revenue on these advance payments and amortizes the amounts to revenue on a straight-line basis as the services are provided.

     The Company provides Internet access services to certain organizations in exchange for advertising, hardware storage, and other services. Revenue and corresponding expenses in the amount of $9,500, $53,036, and $15,049 were recorded during the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, respectively, relating to these non-monetary transactions. The Company values these non-monetary transactions based upon the fair values of the Internet access services provided.

  Costs of Revenues

     Cost of access revenues primarily consist of telecommunication expenses inherent in the network infrastructure. Cost of access revenues also include fees paid for lease of the Company's backbone, product costs, and contractor fees for distribution of software to new subscribers.

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. During the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1999, the Company expensed $52,827, $186,873, and $18,733, respectively, as advertising costs.

  Income Taxes

     The Company accounts for income taxes using the liability method. The liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as 'temporary differences.' Temporary differences result from the use of different accounting methods for financial statement and income tax reporting purposes.

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high credit quality financial institution. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The concentration of credit risk is mitigated by the large customer base. The carrying amount of the receivables approximates their fair value.

                                 ZOOMNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     Although the Company attempts to maintain vendors for required products, its modems, terminal servers, and high-performance routers, which are important components of its network, are each currently acquired from two sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

3. RELATED PARTY TRANSACTIONS

     In September 1998, a shareholder loaned $34,301 to the Company which was repayable on demand. Also, a relative of a shareholder loaned $250,000 to the Company which was also payable on demand. The related party obligations were repaid in November 1998 primarily through a $265,000 loan from a bank. (see Note
6) Interest expense associated with these loans paid to related parties totaled $3,233 during the year ended December 31, 1998.

     A stockholder of the Company works part-time for the Company at no charge. As no records are maintained of the hours of service provided, estimating the value of these services is not practicable. No amount has been recorded in the accompanying financial statements to reflect the costs of these services.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                          DECEMBER 31,
                                                              1998
                                                          ------------
Computer equipment.....................................   $1,099,174
Furniture, fixtures, and office equipment..............       90,967
Leasehold improvements.................................      155,820
                                                          -----------
                                                           1,345,961
Less accumulated depreciation..........................      329,164
                                                          -----------
                                                          $1,016,797
                                                          -----------
                                                          -----------

5. SHORT-TERM DEBT

     In June 1998, the Company obtained a $100,000 short-term note with a bank, due December 1998. In December 1998, the note was refinanced with the bank such that the Company is required to make monthly interest payments at the bank's prime rate (8.25% at December 31, 1998) plus 0.5% through June 1999 and a lump sum principal payment in June 1999. The loan is secured by all the Company's assets that have not been individually collateralized under separate loan agreements (see Note 6) and is personally guaranteed by the Company's stockholders.

                                 ZOOMNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

6. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                   DECEMBER 31,
                                                                                       1998
                                                                                   ------------
Note payable to a bank, monthly interest payments at 8.25% per annum are due through May 1998. Monthly installments of $4,418, including interest at 8.25%,
  due from June 1998 through November 2005......................................   $  260,334
Note payable to a bank, due in monthly installments of $3,687 through November
  2001, including interest at the bank's cost of funds rate (4.8% at December
  31, 1998) plus 2.4%...........................................................      113,691
Note payable to a bank, due in monthly installments of $500 through May 2000,
  including interest at 8.93%...................................................        8,390
Note payable to a bank, due in monthly installments of $3,819 through August
  2000, including interest at 7.875%............................................       71,359
                                                                                   -----------
Total long-term debt............................................................      453,774
Less: current maturities........................................................     (101,512)
                                                                                   -----------
Long-term debt, net of current maturities.......................................   $  352,262
                                                                                   -----------
                                                                                   -----------

     The long-term debt is secured by specific equipment of the Company and is personally guaranteed by the Company's stockholders.

     The Company incurred interest related to the long-term debt of approximately $22,000 for the year ended December 31, 1998 and approximately $5,700 for the three months ended March 31, 1999. The carrying value of long-term debt approximates fair value.

     Principal payments on long-term debt are due as follows: 1999--$101,512; 2000--$105,559; 2001-- $75,721, 2002--$40,013, 2003 and thereafter--$130,969.

7. COMMITMENTS

  Lease Commitments

     The Company leases office space under noncancelable operating lease agreements. Rent expense for the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1999, was $7,740, $17,381, and $4,519, respectively.

     The Company leases certain computer equipment under agreements which have been accounted for as capital leases. All leases contain purchase options either at fair value or at nominal amounts. The related computer equipment has a cost of $367,945 and accumulated amortization of $117,795 at December 31, 1998.

                                 ZOOMNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

7. COMMITMENTS--(CONTINUED)

     Minimum future lease payments under operating leases together with the present value of the net minimum lease payments under capital leases are summarized as follows:

                                                                           DECEMBER 31, 1998
                                                                         ---------------------
                                                                         CAPITAL     OPERATING
                                                                         --------    ---------
1999..................................................................   $116,160     $12,000
2000..................................................................     81,775      13,800
2001..................................................................     74,015      15,000
2002..................................................................         --      15,600
2003..................................................................         --          --
Thereafter............................................................         --          --
                                                                         --------    --------
Total minimum lease payments..........................................   $271,950     $56,400
                                                                                     --------
                                                                                     --------
Less amounts representing interest....................................    (26,446)
                                                                         --------
Present value of minimum lease payments...............................   $245,504
                                                                         --------
                                                                         --------

  Termination Penalties

     The Company enters into long-term telephone contracts which provide for early termination penalties. If all such contracts had been terminated at December 31, 1998, the Company would have incurred termination penalties of approximately $345,000. The Company has no present plan to terminate these contracts.

8. INCOME TAXES

     Income tax provision was comprised of the following:

                                                                 YEAR ENDED DECEMBER 31,                    THREE MONTHS
                                                   ----------------------------------------------------        ENDED
                                                             1997                        1998              MARCH 31, 1999
                                                   ------------------------    ------------------------    --------------
Current:
  Federal.......................................           $  2,782                    $ 44,861               $ 34,956
  State.........................................                799                      11,090                  8,642
                                                         ----------                  ----------            --------------
                                                              3,581                      55,951                 43,598
Deferred:
  Federal.......................................             41,761                       5,594                  4,359
  State.........................................             11,999                       1,608                  1,253
                                                         ----------                  ----------            --------------
                                                             53,760                       7,202                  5,612
                                                         ----------                  ----------            --------------
                                                           $ 57,341                    $ 63,153               $ 49,210
                                                         ----------                  ----------            --------------
                                                         ----------                  ----------            --------------

     The Company's deferred tax assets and liabilities were as follows:

                                                        DECEMBER 31,
                                                            1998
                                                        ------------
Deferred tax assets:
  Cash to accrual adjustment..........................    $ 36,545
  Reserve for bad debts...............................      15,550
                                                        ------------
Total deferred tax assets.............................      52,095
Deferred tax liabilities--depreciation................     106,042
                                                        ------------
Net deferred tax liabilities..........................    $(53,947)
                                                        ------------
                                                        ------------

                                 ZOOMNET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

8. INCOME TAXES--(CONTINUED)

     A reconciliation between the amount of reported income taxes and the amount computed by multiplying the applicable statutory Federal income tax rate was as follows:

                                                                          YEAR ENDED DECEMBER 31,                 THREE MONTHS
                                                             ------------------------------------------------        ENDED
                                                                      1997                      1998             MARCH 31, 1999
                                                             ----------------------    ----------------------    --------------
Federal income tax expense at statutory rates.............          $ 48,758                  $ 54,482              $ 46,627
State income tax expense, net of federal taxes............             8,447                     8,380                 7,172
Other.....................................................               136                       291                (4,589)
                                                                  ----------                ----------           --------------
Provision for income taxes................................          $ 57,341                  $ 63,153              $ 49,210
                                                                  ----------                ----------           --------------
                                                                  ----------                ----------           --------------

9. ACQUISITIONS

     In September 1998, the Company purchased the customer base of another ISP which had approximately 1,164 customers. Also, the Company acquired all names, trade names, servicemarks, trademarks, domain names, customer lists, web pages, licenses, marketing materials and other intellectual property of the ISP. In addition, the purchase agreement included a non-compete provision. The cost of the acquisition was $232,800.

     In September 1998, the Company purchased the customer base of another ISP which had approximately 63 customers. The Company acquired all names, trade names, servicemarks, trademarks, domain names, customer lists, web pages, licenses, marketing materials and other intellectual property of the ISP. In addition, the purchase agreement included a non-compete provision. The cost of the acquisition was $3,185.

     The cost of these acquisitions have been allocated to the customer bases and non-compete agreements, which are being amortized over five years.

10. PENDING TRANSACTION

     During 1998 the Company's stockholders entered into an agreement whereby they will sell their shares in the Company to OneMain.com, Inc. ('OneMain.com'). The Company's stockholders will exchange their shares in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's stockholders will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-fifth of the difference between total revenue for the Company for the 12 months ended June 30, 1999, and the revenues for the Company for the period from April 1, 1998, through June 30, 1998, multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole stockholder of the Company. Subsequent to the acquisition, the Company will continue to exist.

     The related party transactions as described in Note 3 will be amended upon consummation of the acquisition discussed above so that all continuing obligations will be similar to terms and conditions of agreements/arrangements with unaffiliated third parties.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Palm.Net, USA, Inc.

We have audited the accompanying balance sheet of Palm.Net, USA, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm.Net, USA, Inc. at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /S/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                              PALM.NET, USA, INC.
                                 BALANCE SHEET

                                                                                                       DECEMBER 31,
                                                                                                           1998
                                                                                                       ------------
                                               ASSETS
Current assets:
  Cash and cash equivalents.........................................................................     $ 15,622
  Accounts receivable...............................................................................        1,911
  Prepaid expenses..................................................................................        4,145
                                                                                                       ------------
     Total current assets...........................................................................       21,678
Property and equipment, net.........................................................................      144,197
                                                                                                       ------------
     Total assets...................................................................................     $165,875
                                                                                                       ------------
                                                                                                       ------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............................................................     $ 22,028
  Deferred revenues.................................................................................       58,585
                                                                                                       ------------
     Total current liabilities......................................................................       80,613
Stockholders' equity:
  Common stock, $1 par value; 7,500 shares authorized, 100 shares issued and outstanding............          100
  Additional paid-in capital........................................................................          400
  Retained earnings.................................................................................       84,762
                                                                                                       ------------
     Total stockholders' equity.....................................................................       85,262
                                                                                                       ------------
     Total liabilities and stockholders' equity.....................................................     $165,875
                                                                                                       ------------
                                                                                                       ------------

                            See accompanying notes.

                              PALM.NET, USA, INC.
                            STATEMENTS OF OPERATIONS


                                                                        YEAR ENDED DECEMBER 31,    THREE MONTHS
                                                                        -----------------------        ENDED
                                                                           1997          1998      MARCH 31, 1999
                                                                         --------      --------    --------------
REVENUES:
  Access revenues.....................................................   $399,390      $583,930      $206,529
  Other revenues......................................................     33,021        41,992         9,647
                                                                         --------      --------      --------
     Total revenues...................................................    432,411       625,922       216,176
COSTS AND EXPENSES:
  Cost of access revenues.............................................    130,292       148,787        53,780
  Cost of other revenues..............................................      6,000        13,750           455
  Operations and customer support.....................................     55,549        63,358        25,479
  Sales and marketing.................................................     45,732        63,171        19,626
  General and administrative..........................................     91,805       182,249        56,145
  Depreciation........................................................     23,202        35,300         8,927
                                                                         --------      --------      --------
     Total costs and expenses.........................................    352,580       506,615       164,412
                                                                         --------      --------      --------
Income from operations................................................     79,831       119,307        51,764
OTHER INCOME (EXPENSE):
  Interest income.....................................................        170           300            --
  Interest expense....................................................    (11,541)       (7,880)           --
  Miscellaneous income (expense), net.................................     (4,127)      (40,385)           --
                                                                         --------      --------      --------
                                                                          (15,498)      (47,965)           --
                                                                         --------      --------      --------
Net income............................................................   $ 64,333      $ 71,342      $ 51,764
                                                                         --------      --------      --------
                                                                         --------      --------      --------
UNAUDITED PRO FORMA INFORMATION:
  Net income..........................................................   $ 64,333      $ 71,342      $ 51,764
  Pro forma income tax provision (see Note 2).........................      5,281        27,015        20,705
                                                                         --------      --------      --------
  Pro forma net income................................................   $ 59,052      $ 44,327      $ 31,059
                                                                         --------      --------      --------
                                                                         --------      --------      --------

                            See accompanying notes.

                              PALM.NET, USA, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                              TOTAL
                                                              COMMON STOCK      ADDITIONAL    RETAINED    STOCKHOLDERS'
                                                            ----------------     PAID-IN      EARNINGS       EQUITY
                                                            SHARES    AMOUNT     CAPITAL      (DEFICIT)     (DEFICIT)
                                                            ------    ------    ----------    --------    -------------
BALANCE AT DECEMBER 31, 1996.............................     100      $100        $400       $(50,913)     $ (50,413)
  Net income.............................................      --        --          --         64,333         64,333
                                                            ------    ------    ----------    --------    -------------
BALANCE AT DECEMBER 31, 1997.............................     100       100         400         13,420         13,920
  Net income.............................................      --        --          --         71,342         71,342
                                                            ------    ------    ----------    --------    -------------
BALANCE AT DECEMBER 31, 1998.............................     100       100         400         84,762         85,262
  Stockholder distributions..............................      --        --          --        (10,034)       (10,034)
  Net income from January 1, 1999 to March 31, 1999......      --        --          --         51,764         51,764
                                                            ------    ------    ----------    --------    -------------
BALANCE AT MARCH 31, 1999................................     100      $100        $400       $126,492      $ 126,992
                                                            ------    ------    ----------    --------    -------------
                                                            ------    ------    ----------    --------    -------------

                            See accompanying notes.

                              PALM.NET, USA, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,     THREE MONTHS
                                                                        -----------------------        ENDED
                                                                           1997          1998      MARCH 31, 1999
                                                                         --------      --------    --------------
OPERATING ACTIVITIES
Net income............................................................   $ 64,333      $ 71,342        $ 51,764
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.......................................     23,202        35,300           8,927
  Changes in operating assets and liabilities:
     Accounts receivable..............................................     (3,498)        2,540           1,911
     Prepaid expenses.................................................       (122)       (2,440)           (261)
     Other current assets.............................................         --            --          (1,705)
     Accounts payable and accrued expenses............................     (4,536)          761           5,665
     Deferred revenues................................................     22,340        22,821         (12,709)
                                                                         --------      --------        --------
Net cash provided by operating activities.............................    101,719       130,324          53,592
INVESTING ACTIVITIES
Purchases of property and equipment...................................    (63,114)      (72,367)         (8,632)
                                                                         --------      --------        ---------
Net cash used in investing activities.................................    (63,114)      (72,367)         (8,632)
FINANCING ACTIVITIES
Decrease in due to/from stockholders..................................    (27,679)      (57,811)        (22,350)
Distributions to stockholders.........................................         --            --         (10,034)
                                                                         --------      --------        --------
Net cash used in financing activities.................................    (27,679)      (57,811)        (32,384)
                                                                         --------      --------        --------
Net increase in cash and cash equivalents.............................     10,926           146          12,576
Cash and cash equivalents at beginning of year........................      4,550        15,476          15,622
                                                                         --------      --------        --------
Cash and cash equivalents at end of period............................   $ 15,476      $ 15,622        $ 28,198
                                                                         --------      --------        --------
                                                                         --------      --------        --------

                            See accompanying notes.

                              PALM.NET, USA, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     Palm.Net, USA, Inc. (the 'Company') is a regional provider of Internet access. The Company was incorporated in Florida on January 3, 1996 and began marketing services on April 1, 1996. The Company's targeted markets include Florida.

     The Company expects to continue to focus on increasing its subscriber base and geographic coverage. The on-line services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services, and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base; and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  Property and Equipment

     Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives ranging between five to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

  Revenue Recognition

     The Company recognizes Internet access revenue when the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred recognizing revenue on these advance payments and amortizes the amounts to revenue on a straight-line basis as the services are provided.

  Costs of Revenues

     Costs of access revenues primarily consist of telecommunication expenses inherent in the network infrastructure. Costs of access revenues also include fees paid for lease of the Company's backbone, as well as license fees for Web browser software based on a per-user charge, other license fees paid to third-party software vendors, product costs, and contractor fees for distribution of software to new subscribers.

                              PALM.NET, USA, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. During the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1999, the Company expensed $20,469, $28,349, and $9,578, respectively, as advertising costs.

  Income Taxes

     Historically, the Company has elected by the consent of its stockholders, to be taxed under the provisions of Subchapter S of the Internal Revenue Code (the 'Code'). Under the Subchapter S provisions of the Code, the stockholders include the Company's corporate income in their personal income tax returns. Accordingly, the Company was not subject to federal and state corporate income tax during the period for which it was an S Corporation.

     The unaudited pro forma income tax information included in the statements of operations and Note 6 is presented in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as if the Company had been subject to federal and certain state income taxes.

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high credit quality financial institution. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The concentration of credit risk is mitigated by the large customer base. The carrying amount of the receivables approximates their fair value.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management feels alternative telecommunication facilities could be PALM.NET, USA, INC. found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     Although the Company attempts to maintain vendors for required products, its modems, terminal servers, and high-performance routers, which are important components of its network, each are currently acquired from Computer Max. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Computer equipment........................................................................     $194,649
Furniture, fixtures, and office equipment.................................................       11,344
Leasehold improvements....................................................................        2,985
Less accumulated depreciation and amortization............................................      (64,781)
                                                                                             ------------
                                                                                               $144,197
                                                                                             ------------
                                                                                             ------------

                              PALM.NET, USA, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

4. LEASE COMMITMENTS

     The Company leases office space under noncancelable operating lease agreements. The leases generally provide for renewal terms and the Company is required to pay a portion of the common areas' expenses including maintenance, real estate taxes, and other expenses. Rent expense for the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1999, was $10,338, $10,438, and $3,754, respectively. The Company has no material lease commitments for future periods.

5. RELATED PARTY TRANSACTIONS

     Loan agreements exist between the Company and the stockholders for an amount equal to the amount of business operating expenses advanced on the stockholder's personal lines of credit. Payments are due in coordination with the timing of payments due to the lenders. In addition, certain Company funds were used by the stockholders to fund personal PALM.NET, USA, INC. expenses. The net amount due from stockholders at December 31, 1998 in the amount of $40,385 was written off by the Company. Interest expense incurred with the loan agreements during the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1999 was $11,541, $7,880, and $0, respectively.

6. INCOME TAXES

     Upon consummation of an agreement with One Main.com, Inc. ('One Main.com') to sell the outstanding stock of the Company and concurrent with the related initial public offering of One Main.com, the Company's status as an S Corporation under the Code will automatically terminate and normal federal and state corporate income tax rates will apply. Based upon the cumulative temporary differences, the Company would have recognized a deferred federal and state income tax benefit and asset of $18,412 as of December 31, 1998, had the termination of its election to be treated as an S Corporation occurred on that date.

7. PENDING TRANSACTION

     During 1998, the Company's stockholders entered into an agreement whereby they will sell their shares in the Company to OneMain.com. The Company's stockholders will exchange their shares in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's stockholders will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-fifth of the difference between total revenue for the Company for the 12 months ended June 30, 1999, and the revenues for the Company for the period from April 1, 1998, through June 30, 1998, multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole stockholder of the Company. Subsequent to the acquisition, the Company will continue to exist.

     The related party transactions as described in Note 5 will be amended upon consummation of the acquisition discussed above so that all continuing obligations will be similar to terms and conditions of agreements/arrangements with unaffiliated third parties.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Internet Access Group, Inc.

We have audited the accompanying combined balance sheet of Internet Access Group, Inc. as of December 31, 1998, and the related combined statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Internet Access Group, Inc. at December 31, 1998, and the combined results of its operations and its cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company's working capital deficiency and net losses accumulated since inception raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /S/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                          INTERNET ACCESS GROUP, INC.
                             COMBINED BALANCE SHEET

                                                                                                       DECEMBER 31,
                                                                                                           1998
                                                                                                       ------------
                                               ASSETS
Current assets:
  Cash and cash equivalents.........................................................................    $   23,354
  Accounts receivable--trade........................................................................       118,399
  Other current assets..............................................................................        11,927
                                                                                                       ------------
     Total current assets...........................................................................       153,680
Receivable from stockholder.........................................................................       100,151
Property and equipment, net.........................................................................       238,720
                                                                                                       ------------
     Total assets...................................................................................    $  492,551
                                                                                                       ------------
                                                                                                       ------------

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses.............................................................    $  186,182
  Deferred revenues.................................................................................       167,484
  Notes payable--current portion....................................................................        41,195
  Capital lease obligations--current portion........................................................        65,222
                                                                                                       ------------
     Total current liabilities......................................................................       460,083
Notes payable, net of current portion...............................................................       151,178
Capital lease obligations, net of current portion...................................................        85,080

Stockholders' deficit:
  Common stock, $1 par value; 100 shares issued and outstanding.....................................           100
  Additional paid-in capital........................................................................        17,570
  Accumulated deficit...............................................................................      (221,460)
                                                                                                       ------------
     Total stockholders' deficit....................................................................      (203,790)
                                                                                                       ------------
     Total liabilities and stockholders' deficit....................................................    $  492,551
                                                                                                       ------------
                                                                                                       ------------

                            See accompanying notes.

                          INTERNET ACCESS GROUP, INC.
                       COMBINED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,      THREE MONTHS
                                                                        ------------------------        ENDED
                                                                           1997          1998       MARCH 31, 1999
                                                                        ----------    ----------    --------------
REVENUES:
  Access revenues....................................................   $  947,952    $1,402,635       $328,315
  Other revenues.....................................................      231,482       131,742         56,012
                                                                        ----------    ----------       --------
     Total revenues..................................................    1,179,434     1,534,377        384,327
COSTS AND EXPENSES:
  Cost of access revenues............................................      331,901       558,046        151,649
  Cost of other revenues.............................................      174,509        99,365         13,838
  Operations and customer support....................................      147,854       214,746         46,347
  Sales and marketing................................................      122,885       161,627         39,909
  General and administrative.........................................      340,341       498,836        143,616
  Depreciation.......................................................       25,807        60,668         16,216
                                                                        ----------    ----------       --------
     Total costs and expenses........................................    1,143,297     1,593,288        411,575
                                                                        ----------    ----------       --------
Income (loss) from operations........................................       36,137       (58,911)       (27,248)
OTHER INCOME (EXPENSE):
  Interest income....................................................          121         1,207            243
  Interest expense...................................................      (24,136)      (34,450)       (22,100)
  Other expense......................................................           --            --           (662)
                                                                        ----------    ----------       --------
Income (loss) before income tax benefit..............................       12,122       (92,154)       (49,767)
Income tax benefit...................................................           --            --        (41,092)
                                                                        ----------    ----------       --------
Net income (loss)....................................................   $   12,122    $  (92,154)      $ (8,675)
                                                                        ----------    ----------       --------
                                                                        ----------    ----------       --------

                            See accompanying notes.

                          INTERNET ACCESS GROUP, INC.
                  COMBINED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                            COMMON STOCK      ADDITIONAL                       TOTAL
                                                          ----------------     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                                          SHARES    AMOUNT     CAPITAL        DEFICIT         DEFICIT
                                                          ------    ------    ----------    -----------    -------------
BALANCE AT DECEMBER 31, 1996...........................     100      $100      $ 17,570      $(141,428)      $(123,758)
  Net income...........................................      --        --            --         12,122          12,122
                                                          ------    ------    ----------    -----------    -------------
BALANCE AT DECEMBER 31, 1997...........................     100       100        17,570       (129,306)       (111,636)
  Net loss.............................................      --        --            --        (92,154)        (92,154)
                                                          ------    ------    ----------    -----------    -------------
BALANCE AT DECEMBER 31, 1998...........................     100       100        17,570       (221,460)       (203,790)
  Net loss from January 1, 1999 to
     March 31, 1999....................................      --        --            --         (8,675)         (8,675)
                                                          ------    ------    ----------    -----------    -------------
BALANCE AT MARCH 31, 1999..............................     100      $100      $ 17,570      $(230,135)      $(212,465)
                                                          ------    ------    ----------    -----------    -------------
                                                          ------    ------    ----------    -----------    -------------

                            See accompanying notes.

                          INTERNET ACCESS GROUP, INC.
                       COMBINED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,     THREE MONTHS
                                                                        -----------------------        ENDED
                                                                          1997           1998      MARCH 31, 1999
                                                                        ---------      --------    --------------

OPERATING ACTIVITIES:
Net income (loss)....................................................   $  12,122      $(92,154)     $   (8,675)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......................................      25,807        60,668          16,216
  Accrued interest...................................................      18,583        21,864              --
  Income tax benefit.................................................          --            --         (41,092)
  Changes in operating assets and liabilities:
     Accounts receivable trade.......................................      51,298       (59,514)         17,682
     Other current assets............................................          --        (8,257)        (11,220)
     Accounts payable and accrued expenses...........................    (122,184)      138,237         (30,790)
     Deferred revenues...............................................      54,154        23,258          37,761
                                                                        ---------      --------      ----------
Net cash provided by (used in) operating activities..................      39,780        84,102         (20,118)
INVESTING ACTIVITIES:
Purchases of property and equipment..................................     (22,128)      (38,649)         (5,508)
Increase in accounts receivable--stockholder.........................     (40,220)       (5,000)             --
                                                                        ---------      --------      ----------
Net cash used in investing activities................................     (62,348)      (43,649)         (5,508)
FINANCING ACTIVITIES:
Net proceeds (repayments) from borrowing on notes payable............      11,726        (6,231)       (192,373)
Payments on obligations under capital leases.........................          --       (34,670)         (1,110)
Net advances from related parties....................................          --            --         200,844
                                                                        ---------      --------      ----------
Net cash provided by (used in) financing activities..................      11,726       (40,901)          7,361
                                                                        ---------      --------      ----------
Net decrease in cash and cash equivalents............................     (10,842)         (448)        (18,265)
Cash and cash equivalents at beginning of year.......................      34,644        23,802          23,354
                                                                        ---------      --------      ----------
Cash and cash equivalents at end of period...........................   $  23,802      $ 23,354      $    5,089
                                                                        ---------      --------      ----------
                                                                        ---------      --------      ----------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest...............................................   $   5,752      $ 17,028      $   22,100
                                                                        ---------      --------      ----------
                                                                        ---------      --------      ----------
Capital lease obligations incurred...................................   $  26,948      $152,472      $       --
                                                                        ---------      --------      ----------
                                                                        ---------      --------      ----------

                            See accompanying notes.

                          INTERNET ACCESS GROUP, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION

     Internet Access Group, Inc. ('IAG' or the 'Company') is a regional provider of Internet access which was incorporated on December 2, 1994 and began marketing services in January 1995 with a targeted customer base primarily in Florida.

     The Company expects to continue to focus on increasing its subscriber base and geographic coverage. The on-line services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services, and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base; and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The combined financial statements include the following operating companies owned by the same individual. The companies included in Internet Access Group, Inc. are:

          Peiman and Associates, Inc. specializes in software development and computer consulting services; became inactive as of January 1, 1997.

          Internet Access Group, Inc. provides internet services; formed as an S Corporation on December 2, 1994. The Company revoked its S Corporation status and became a C Corporation effective January 1, 1998.

Significant intercompany transactions and balances have been eliminated.

  Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. However, the Company has accumulated net losses since its inception and, as a result, has a stockholders' deficit of $203,790 and negative working capital of $306,403 at December 31, 1998. Management believes that actions presently being taken, as described below, will provide the Company with sufficient funds to continue as a going concern. The results to date reflect significant investments made by management in its infrastructure and its efforts in order to enhance its ability to provide internet access services to subscribers in its service area. The Company has allocated substantial resources to enhance its customer service department and implemented a new billing system in 1998 to meet the needs of its subscribers. During 1998, the Company also decided to eliminate its web development department which had been generating operating losses during 1997 and the first half of 1998. The Company believes operating results achieved in the third and fourth quarters of 1998 reflect an operating profitability that demonstrates the Company will be able to meet its working capital obligations and enable the Company to continue as a going concern.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                          INTERNET ACCESS GROUP, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of five years.

  Impairment of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

  Revenue Recognition

     The Company recognizes Internet access revenue when the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred recognizing revenue on these advance payments and amortizes the amounts to revenue as the services are provided.

  Cost of Revenues

     Cost of access revenues primarily consists of telecommunication expenses inherent in the network infrastructure.

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. During the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1999, the Company expensed $38,055, $38,637, and $10,272, respectively, as advertising costs.

  Income Taxes

     For tax years prior to 1998, the Company elected tax treatment as an S Corporation; accordingly, the Company was taxed under the provisions of Subchapter S of the Internal Revenue Code (the 'Code'). Under the Subchapter S provisions of the Code, the stockholders included the Company's corporate income in their personal income tax returns. Accordingly, the Company was not subject to federal and state corporate income tax during the period for which it was an S Corporation.

                          INTERNET ACCESS GROUP, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     The Company revoked its S Corporation election on March 1, 1998. Therefore, the Company was subject to normal federal and state corporate income taxes effective January 1, 1998.

     For periods prior to the revocation of its S Corporation status, the unaudited pro forma income tax information included in Note 7 is presented in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as if the Company had been subject to federal and certain state income taxes for the year ended December 31, 1997.

     For periods after the revocation of its S Corporation status, the Company accounts for income taxes using the liability method. The liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as 'temporary differences.' Temporary differences result from the use of different accounting methods for financial statement and income tax reporting purposes.

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by high credit quality financial institutions. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The concentration of credit risk is mitigated by the large customer base. The carrying amount of the receivables approximates their fair value.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     Although the Company attempts to maintain vendors for required products, its modems, terminal servers, and high-performance routers, which are important components of its network, each are currently acquired from nine sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                                       1998
                                                                   ------------
Computer equipment..............................................     $314,257
Other fixed assets..............................................       22,037
                                                                   ------------
                                                                      336,294
Less accumulated depreciation and amortization..................      (97,574)
                                                                   ------------
                                                                     $238,720
                                                                   ------------
                                                                   ------------

                          INTERNET ACCESS GROUP, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

4. NOTES PAYABLE

     Notes payable consists of the following:

                                                                   DECEMBER 31,
                                                                       1998
                                                                   ------------
Promissory notes payable, interest at 12%.......................     $180,899
Secured automobile loan.........................................       11,474
                                                                   ------------
  Total notes payable...........................................      192,373
  Less: current portion.........................................      (41,195)
                                                                   ------------
Notes payable, noncurrent.......................................     $151,178
                                                                   ------------
                                                                   ------------

     The promissory notes are payable to a minority stockholder. The terms of the promissory notes allow for either party, giving six months written notice, the option of converting principal and accumulated interest into a maximum 48-month, 12% amortized payoff schedule. Subsequent to December 31, 1997, the creditor formally made demand on two of the notes which had amounts outstanding of $148,301 as of December 31, 1998.

     Principal payments on notes payable for each of the years from 1999 to 2003 are as follows:

1999........................................................................................   $ 41,195
2000........................................................................................     46,104
2001........................................................................................     46,709
2002........................................................................................     47,999
2003........................................................................................     10,366
                                                                                               --------
                                                                                               $192,373
                                                                                               --------
                                                                                               --------

5. COMMITMENTS

  Lease Commitments

     The Company leases office space under noncancelable operating lease agreements. The leases generally provide for renewal terms and the Company is required to pay a portion of the common areas' expenses including maintenance, real estate taxes, and other expenses. Rent expense for the years ended December 31, 1997 and 1998, and for the three months ended March 31, 1999, was $38,990, $34,288, and $9,539, respectively. The Company also leases certain computer equipment under agreements which have been accounted for as capital leases.

                          INTERNET ACCESS GROUP, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

5. COMMITMENTS--(CONTINUED)

     At December 31, 1998, future minimum lease payments under operating leases together with the present value of the net minimum lease payments under capital leases are as follows:

                                                            DECEMBER 31, 1998
                                                          ---------------------
                                                          CAPITAL     OPERATING
                                                          --------    ---------
1999....................................................  $ 85,238     $15,895
2000....................................................    77,251          --
2001....................................................     6,919          --
2002....................................................        --          --
2003....................................................        --          --
Thereafter..............................................        --          --
                                                          --------    ---------
Total minimum lease payments............................  $169,408     $15,895
                                                                      ---------
                                                                      ---------
Less amounts representing interest......................   (19,106)
                                                          --------
Present value of minimum lease payments.................  $150,302
                                                          --------
                                                          --------

6. COMMON STOCK

     At December 31, 1998, the common stock of Internet Access Group, Inc. consists of 100 shares ($1 par value) authorized, issued and outstanding.

7. INCOME TAXES

     As discussed in Note 2, the Company revoked its S Corporation status and became a C Corporation effective January 1, 1998. Based upon the cumulative temporary differences, the Company's deferred federal and state income tax asset as of December 31, 1998 was $25,815. A full valuation allowance of $25,815 was provided resulting in a deferred asset of $0. No pro forma income tax provision (benefit) is reflected for the year ended December 31, 1997, as the Company would have provided a full valuation allowance against the deferred tax asset had it been a C Corporation.

     The components of the Company's income tax benefit are as follows:

                                                               THREE MONTHS
                                                                  ENDED
                                                              MARCH 31, 1999
                                                           --------------------
Deferred:
  Federal................................................          34,928
  State..................................................           6,164
                                                               ----------
     Total Deferred......................................        $ 41,092
                                                               ----------
                                                               ----------

     A reconciliation between the amount of reported income taxes and the amount computed by multiplying the applicable statutory Federal income tax rate was as follows:

                                                                  THREE MONTHS
                                                                     ENDED
                                                                 MARCH 31, 1999
                                                                 --------------
Federal income tax benefit at statutory rates.................      $ 16,921
State income tax benefit net of federal taxes.................         1,742
Other.........................................................        22,429
                                                                 --------------
Income tax benefit............................................      $ 41,092
                                                                 --------------
                                                                 --------------

                          INTERNET ACCESS GROUP, INC.
              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONTINUED)

8. RELATED PARTY TRANSACTIONS

     At December 31, 1998 the Company reported amounts receivable from stockholder of $100,151, respectively, which relate to Company funds used by the stockholder to fund personal expenses. No formal note exists related to these advances.

9. PENDING TRANSACTION

     During 1998, the Company's stockholders entered into an agreement whereby they will sell their shares in the Company to OneMain.com, Inc. ('OneMain.com'). The Company's stockholders will exchange their shares in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's stockholders will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-fifth of the difference between total revenue for the Company for the 12 months ended June 30, 1999, and the revenues for the Company for the period from April 1, 1998, through June 30, 1998, multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole stockholder of the Company. Subsequent to the acquisition, the Company will continue to exist.

     The related party transactions as described in Note 8 will be amended upon consummation of the acquisition discussed above so that all continuing obligations will be similar to terms and conditions of agreements/arrangements with unaffiliated third parties.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Members
Midwest Internet, L.L.C.

We have audited the accompanying balance sheet of Midwest Internet, L.L.C. as of December 31, 1998, and the related statements of operations, changes in members' deficit, and cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Internet, L.L.C. at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                            MIDWEST INTERNET, L.L.C.
                                 BALANCE SHEET

                                                                                                       DECEMBER 31,
                                                                                                           1998
                                                                                                       ------------

                                               ASSETS

Current assets:

  Cash and cash equivalents.........................................................................    $   80,350

  Accounts receivable, less allowance of $45,049....................................................       353,887

  Other current assets..............................................................................         1,687
                                                                                                       ------------

     Total current assets...........................................................................       435,924

Property and equipment, net.........................................................................       991,605

Intangibles assets..................................................................................       433,539

Other assets........................................................................................         6,294
                                                                                                       ------------

     Total assets...................................................................................    $1,867,362
                                                                                                       ------------
                                                                                                       ------------

                                  LIABILITIES AND MEMBERS' DEFICIT

Current liabilities:

  Accounts payable..................................................................................    $  259,446

  Accrued expenses..................................................................................         6,589

  Unearned revenues.................................................................................        97,948

  Notes payable.....................................................................................       889,256

  Current portion of capital lease obligations......................................................       289,978
                                                                                                       ------------

     Total current liabilities......................................................................     1,543,217

Notes payable, less current portion.................................................................       181,082

Capital lease obligations, less current portion.....................................................       328,702

Members' deficit....................................................................................      (185,639)
                                                                                                       ------------

     Total liabilities and members' deficit.........................................................    $1,867,362
                                                                                                       ------------
                                                                                                       ------------

                            See accompanying notes.

                            MIDWEST INTERNET, L.L.C.
                            STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,      THREE MONTHS
                                                                        ------------------------        ENDED
                                                                           1997          1998       MARCH 31, 1999
                                                                        ----------    ----------    --------------

REVENUES:

  Access revenues....................................................   $2,302,702    $3,925,868      $1,514,562

  Other revenues.....................................................      220,426       165,198          81,666
                                                                        ----------    ----------      ----------

     Total revenues..................................................    2,523,128     4,091,066       1,596,228

COSTS AND EXPENSES:

  Costs of access and other revenues.................................      922,467     1,364,873         565,535

  Operations and customer support....................................      337,608       423,200         126,494

  Sales and marketing................................................      186,993       490,132         180,080

  General and administrative.........................................      716,246       987,954         308,840

  Depreciation and amortization......................................      301,244       324,711         120,000
                                                                        ----------    ----------      ----------

     Total costs and expenses........................................    2,464,558     3,590,870       1,300,949
                                                                        ----------    ----------      ----------

Income from operations...............................................       58,570       500,196         295,279

OTHER INCOME (EXPENSE):

  Interest expense...................................................     (102,004)     (106,066)        (23,016)

  Other income (expense), net........................................       37,269         9,288              --
                                                                        ----------    ----------      ----------

Net (loss) income....................................................   $   (6,165)   $  403,418      $  272,263
                                                                        ----------    ----------      ----------
                                                                        ----------    ----------      ----------

                            See accompanying notes.

                            MIDWEST INTERNET, L.L.C.
                   STATEMENTS OF CHANGES IN MEMBERS' DEFICIT

                                                                                                            TOTAL
                                                                             CAPITAL       ACCUMULATED     MEMBERS
                                                                          CONTRIBUTIONS      DEFICIT       DEFICIT
                                                                          -------------    -----------    ----------

BALANCE AT DECEMBER 31, 1996...........................................     $ 159,625      $ (742,517)   $ (582,892)

  Net loss.............................................................            --          (6,165)       (6,165)
                                                                          -------------    ----------    ----------

BALANCE AT DECEMBER 31, 1997...........................................       159,625        (748,682)     (589,057)

  Net income...........................................................            --         403,418       403,418
                                                                          -------------    ----------    ----------

BALANCE AT DECEMBER 31, 1998...........................................       159,625        (345,264)     (185,639)

  Distributions........................................................            --          (5,574)       (5,574)

  Net income from January 1, 1999 to March 31, 1999....................            --         272,263       272,263
                                                                          -------------    ----------    ----------

BALANCE AT MARCH 31, 1999..............................................     $ 159,625      $  (78,575)   $   81,050
                                                                          -------------    -----------    ----------
                                                                          -------------    -----------    ----------

                               See accompanying notes.

                            MIDWEST INTERNET, L.L.C.
                            STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,        THREE MONTHS
                                                                     ----------------------------        ENDED
                                                                         1997            1998        MARCH 31, 1999
                                                                     ------------    ------------    --------------
OPERATING ACTIVITIES
Net (loss) income.................................................   $     (6,165)   $    403,418     $    272,263
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation and amortization...................................        301,244         324,711          120,000
  Gain on sale or disposal of equipment...........................        (37,269)         (8,868)              --
  Changes in operating assets and liabilities:
     Accounts receivable, net.....................................         41,314        (133,706)        (161,275)
     Other assets.................................................         (1,341)         (6,640)           1,211
     Accounts payable.............................................       (130,879)         49,322           16,581
     Accrued expenses.............................................         (7,412)        (16,196)          83,482
     Unearned revenues............................................         11,174         (14,525)         130,874
                                                                     ------------    ------------    --------------
Net cash provided by operating activities.........................        170,666         597,516          463,136
INVESTING ACTIVITIES
Acquisition of MyChoice Internet..................................             --         (14,960)              --
Purchases of property and equipment...............................       (120,322)        (84,444)        (400,156)
Proceeds from disposal of property and equipment..................        100,385           9,504               --
                                                                     ------------    ------------    --------------
Net cash used in investing activities.............................        (19,937)        (89,900)        (400,156)
FINANCING ACTIVITIES
Proceeds from issuance of notes payable...........................          1,130              --               --
Principal payments of notes payable...............................       (157,658)       (208,404)      (1,070,338)
Payments on obligations under capital leases......................        (50,340)       (169,046)         203,185
Distributions to member...........................................             --              --           (5,574)
Net advances from (to) related parties............................         83,811         (90,778)         971,104
                                                                     ------------    ------------    --------------
Net cash (used in) provided by financing activities...............       (123,057)       (468,228)          98,377
                                                                     ------------    ------------    --------------
Net increase in cash and cash equivalents.........................         27,672          39,388          161,357
Cash and cash equivalents at beginning of year....................         13,290          40,962           80,350
                                                                     ------------    ------------    --------------
Cash and cash equivalents at end of period........................   $     40,962    $     80,350     $    241,707
                                                                     ------------    ------------    --------------
                                                                     ------------    ------------    --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest............................................   $    102,004    $    106,066     $     23,016
                                                                     ------------    ------------    --------------
                                                                     ------------    ------------    --------------
Capital lease obligations incurred................................   $    243,595    $    594,470     $         --
                                                                     ------------    ------------    --------------
                                                                     ------------    ------------    --------------

                            See accompanying notes.

                            MIDWEST INTERNET, L.L.C.
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     Midwest Internet, L.L.C. (the Company) is a regional provider of Internet access. The Company was organized in the State of Illinois on February 2, 1995 (inception) and began marketing services in March 1995. The Company's targeted markets include residential and business customers in Illinois, Tennessee, Kentucky, and Missouri.

     The Company expects to continue to focus on increasing its subscriber base and geographic coverage. The online services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services, and telecommunication companies are likely to enhance their service offerings, resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs, increase spending on marketing, limit the Company's ability to expand its subscriber base, and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives ranging from three to seven years. All computer equipment is being depreciated using a three-year useful life.

  Intangible Assets

     Intangible assets consist of goodwill and costs incurred for the purchase of a non-compete agreement from another Internet service provider. Goodwill, which represents the cost in excess of the fair market value of identifiable net assets acquired, is being amortized using the straight line method over five years. The non-compete agreement is being amortized using the straight line method over its term of two years.

  Impairment of Long-lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

                            MIDWEST INTERNET, L.L.C.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Revenue Recognition

     The Company recognizes Internet access revenue when the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred recognizing revenue on these advance payments and amortizes the amounts to revenue on a straight-line basis as the services are provided.

  Costs of Access Revenues

     Costs of access revenues primarily consist of telecommunications expenses inherent in the network infrastructure. Costs of access revenues also include fees paid for lease of the Company's backbone, as well as license fees for Web browser software based on a per-user charge, other license fees paid to third-party software vendors, product costs, and contractor fees for distribution of software to new subscribers.

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, the Company expensed $27,554, $82,156, $10,857, respectively, as advertising costs.

  Income Taxes

     The Company was organized as a limited liability company; accordingly, the Company is taxed under the partnership provisions of the Internal Revenue Code (the Code). Under the partnership provisions of the Code, the limited liability company members include the Company's income on their personal income tax returns. Accordingly, the Company is not subject to federal corporate income tax.

     The unaudited pro forma income tax information included in the statements of operations and Note 7 is presented in accordance with Statement of Financial Accounting Standards No. 109, Accounting and Income Taxes, as if the Company had been subject to federal and state income taxes for all periods presented.

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high credit quality financial institution. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The concentration of credit risk is mitigated by the large customer base. Other financial instruments consist of accounts payable and notes payable. The carrying values of such amounts reported at the applicable balance sheet dates approximate their fair value.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management believes alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     The Company maintains various vendors for required products, such as modems, terminal servers, and high-performance routers, which are important components of its network. Some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

                            MIDWEST INTERNET, L.L.C.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                                   DECEMBER 31,
                                                                                       1998
                                                                                   ------------
Computer equipment..............................................................    $1,746,412
Furniture, fixtures, and office equipment.......................................        23,263
Vehicles........................................................................        25,780
                                                                                   ------------
                                                                                     1,795,455
Less accumulated depreciation and amortization..................................       803,850
                                                                                   ------------
                                                                                    $  991,605
                                                                                   ------------
                                                                                   ------------

4. NOTES PAYABLE

     Notes payable consisted of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Demand note payable to bank, monthly installments of $9,771 through April 1997 and $9,879
  thereafter until maturity in October 2003, including interest at prime plus 1%..........    $  455,520
Demand note payable to bank, semi-annual installments of $25,518 through maturity in
  October 2001, including interest at prime plus 1%.......................................       130,751
Note payable to individual, monthly installments of $26,752 through maturity in October
  2000, non-interest bearing, unamortized discount of $36,082 at December 31, 1998 on
  imputed rate of 8.75%...................................................................       472,206
Demand notes payable to bank, monthly installments ranging from $176 to $317 through
  maturity in April 2001, including interest at rates ranging from 8.125% to 9%...........        11,861
                                                                                             ------------
                                                                                               1,070,338
Less current portion......................................................................       889,256
                                                                                             ------------
                                                                                              $  181,082
                                                                                             ------------
                                                                                             ------------

     The prime rate used by all of the banks above was 7.75% at December 31, 1998. The Company incurred interest related to the notes of $84,847, $66,257 and $13,494 for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, respectively.

     The notes payable are secured by substantially all of the Company's assets and personal guarantees of its members. In addition, most of the above notes are due on demand; accordingly, such notes have been classified as a current liability.

     In August 1998, the Company obtained an additional $50,000 unsecured line of credit from a bank. The line of credit expires in August 1999 and is personally guaranteed by the Company's members. There were no borrowings on this line in 1998.

                            MIDWEST INTERNET, L.L.C.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

5. COMMITMENTS

  Lease Commitments

     The Company leases certain sites for its servers, office space, and various office and computer equipment under noncancelable operating lease agreements. The site leases generally provide for renewal terms, and for certain sites the Company is required to pay a portion of the common areas' expenses including maintenance, real estate taxes, and other expense. Rent expense for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, was $53,370, $97,024, and $30,402, respectively.

     The Company leases certain computer equipment under agreements which have been accounted for as capital leases. The related computer equipment had a cost and accumulated amortization of $740,604 and $163,467, respectively, at December 31, 1998. Amortization of leased equipment is included in depreciation. The computer equipment lease agreements require aggregate monthly payments ranging from $191 to $1,300 and expire at various dates through November 2000.

     Future minimum lease payments for both capital and operating leases at December 31, 1998 were as follows:

                                                                         CAPITAL     OPERATING
                                                                         --------    ---------
1999..................................................................   $346,556    $  77,295
2000..................................................................    235,559       42,577
2001..................................................................    120,175           --
                                                                         --------    ---------
Total minimum lease payments..........................................    702,290    $ 119,872
                                                                                     ---------
                                                                                     ---------
Less amounts representing interest....................................     83,610
                                                                         --------
Present value of minimum lease payments...............................   $618,680
                                                                         --------
                                                                         --------

     On February 3, 1999, the Company entered into an additional lease commitment related to computer equipment. The lease expires in July 2001 and the aggregate future minimum lease payments under this lease totals approximately $283,000.

  Purchase Commitment

     In February 1998, the Company entered into a three-year noncancelable agreement for the supply of bandwidth for use as the Company backbone. Under the terms of the agreement, the monthly service fee is $12,000.

6. RELATED PARTY TRANSACTIONS

     Members have affiliated enterprises that provide a variety of services to the Company including Internet consulting and Web page development. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, the Company expensed payments for services provided from these related parties of $31,600, $66,696, and $13,462, respectively.

     The Company has borrowed certain amounts from its members. No formal written terms exist for these advances; however, because such amounts are considered payable within the next year, the Company has classified these advances as current liabilities in the accompanying balance sheets.

                            MIDWEST INTERNET, L.L.C.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

7. INCOME TAXES

     Upon consummation of an agreement with OneMain.com, Inc. ('OneMain.com') to sell the outstanding members' interest of the Company and concurrent with the related initial public offering of OneMain.com (as more fully described in Note
9), the Company's tax status as a partnership will terminate and, accordingly, the Company will be subject to federal and state corporate income tax. Because of the Company's lack of profitability since formation, deferred tax assets that would have existed had the Company been a C Corporation of approximately $125,000 as of December 31, 1998, would have been offset in the entirety by a valuation allowance. Accordingly, no deferred tax assets would have been recorded at that date.

     No pro forma income tax provision (benefit) is reflected for the year ended December 31, 1997 because the Company would have provided a full valuation allowance against the deferred tax asset had it been a C Corporation. For the year ended December 31, 1998 and three months ended March 31, 1999, no pro forma income tax provision is reflected because the Company would have used net operating loss carryforwards to offset current year taxable income.

8. ACQUISITIONS

     On December 8, 1998, the Company consummated a transaction to purchase the subscriber base of MyChoice Internet, a local ISP, and certain other assets (including equipment, software used in the provisioning of customers, and accounts receivable) and assume certain capital leases and customer support obligations. In addition, the seller agreed to a noncompete period of two years after closing. The purchase agreement required an initial payment of $14,960, with future payments totaling $535,040 to be paid in 20 equal monthly installments of $26,752 beginning December 15, 1998. To ensure payments of the purchase price, a $250,000 irrevocable letter of credit has been issued by a bank. The acquisition has been accounted for as a purchase transaction and the results of operations of the acquired company have been included in the accompanying statements of operations since the date of acquisition.

     The unaudited pro forma results of operations set forth below assumes the acquisition of the local ISP had occurred at the beginning of the periods presented.

                                                                      YEAR ENDED DECEMBER 31,
                                                                     -------------------------
                                                                        1997          1998
                                                                     ----------    -----------
Revenues..........................................................   $2,801,144    $4,737,551
                                                                     ----------    -----------
                                                                     ----------    -----------
Net (loss) income.................................................   $ (138,227)   $  444,243
                                                                     ----------    -----------
                                                                     ----------    -----------

9. PENDING TRANSACTION

     On December 14, 1998, the Company's members entered into an agreement whereby they will sell their membership shares in the Company to OneMain.com. The Company's members will exchange their membership shares in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's members will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-fifth of the difference between total revenue for the Company for the 12 months ended June 30, 1999 and the revenues for the Company for the period from April 1, 1998 through June 30, 1998 multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole shareholder of the Company. Subsequent to the acquisition, the Company will continue to exist and maintain its status as an LLC.

     The related party transactions as described in Note 6 will be amended upon consummation of the acquisition discussed above so that all continuing obligations will be similar to terms and conditions of agreements/arrangements with unaffiliated third parties.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Members,
Internet Solutions, LLC

We have audited the accompanying balance sheet of Internet Solutions, LLC as of December 31, 1998, and the related statements of operations, members' equity, and cash flows for the year ended December 31, 1998 and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Solutions, LLC at December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                          /S/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                REPORT OF KEVIN J. TOCHTROP, INDEPENDENT AUDITOR

To the Members,
Internet Solutions, LLC

I have audited the statements of operations, members' equity, and cash flows of Internet Solutions, LLC for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Internet Solutions, LLC for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /S/ KEVIN J. TOCHTROP

Kevin J. Tochtrop
Certified Public Accountant
Washington, Missouri
December 3, 1998

                            INTERNET SOLUTIONS, LLC
                         (A LIMITED LIABILITY COMPANY)
                                 BALANCE SHEET

                                                                                                       DECEMBER 31,
                                                                                                           1998
                                                                                                       ------------
                                               ASSETS
Current assets:
  Cash and cash equivalents.........................................................................     $ 30,871
  Accounts receivable, less allowance of $4,500.....................................................       21,443
  Other current assets..............................................................................        1,576
                                                                                                       ------------
     Total current assets...........................................................................       53,890
Property and equipment, net.........................................................................      419,053
Intangible assets, net..............................................................................      248,120
                                                                                                       ------------
     Total assets...................................................................................     $721,063
                                                                                                       ------------
                                                                                                       ------------

                                  LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Line of credit, related party.....................................................................     $150,000
  Notes payable.....................................................................................      127,893
  Accounts payable..................................................................................       42,879
  Accrued expenses..................................................................................       44,222
  Unearned revenues.................................................................................       68,294
  Current portion of capital lease obligations......................................................       58,948
  Other current liabilities.........................................................................       25,631
                                                                                                       ------------
     Total current liabilities......................................................................      517,867
                                                                                                       ------------
Capital lease obligations, net of current portion...................................................       47,902
Commitments.........................................................................................           --
Members' equity:
  Members' capital..................................................................................      184,800
  Accumulated deficit...............................................................................      (29,506)
                                                                                                       ------------
     Total members' equity..........................................................................      155,294
                                                                                                       ------------
     Total liabilities and members' equity..........................................................     $721,063
                                                                                                       ------------
                                                                                                       ------------

                            See accompanying notes.

                                      169
'
                            INTERNET SOLUTIONS, LLC
                         (A LIMITED LIABILITY COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,      THREE MONTHS
                                                                       ------------------------        ENDED
                                                                         1997           1998       MARCH 31, 1999
                                                                       --------      ----------    --------------
Revenues:
  Access revenues...................................................   $443,424      $  996,590        $409,922
  Other revenues....................................................      2,633           5,945           3,065
                                                                       --------      ----------        --------
     Total revenues.................................................    446,057       1,002,535         412,987
COSTS AND EXPENSES:
  Cost of access revenues and other revenues........................    165,741         371,893         154,923
  Operations and customer support...................................     58,423         174,202          36,200
  Sales and marketing...............................................     15,760          38,957          42,313
  General and administrative........................................    160,163         204,092          78,718
  Amortization......................................................      6,635          27,675          14,121
  Depreciation......................................................     33,582          72,419          64,304
                                                                       --------      ----------        --------
     Total costs and expenses.......................................    440,304         889,238         390,579
                                                                       --------      ----------        --------
Income from operations..............................................      5,753         113,297          22,408
OTHER INCOME (EXPENSE):
  Interest income...................................................        277             369             316
  Interest expense..................................................     (6,807)        (21,075)        (10,174)
                                                                       --------      ----------        --------
Net (loss) income...................................................   $   (777)     $   92,591        $ 12,550
                                                                       --------      ----------        --------
                                                                       --------      ----------        --------
UNAUDITED PRO FORMA INFORMATION:
  Net (loss) income.................................................   $   (777)     $   92,591        $ 12,550
  Pro forma income tax provision....................................         --          12,517           5,020
                                                                       --------      ----------        --------
  Pro forma net (loss) income.......................................   $   (777)     $   80,074        $  7,530
                                                                       --------      ----------        --------
                                                                       --------      ----------        --------

                            See accompanying notes.

                            INTERNET SOLUTIONS, LLC
                         (A LIMITED LIABILITY COMPANY)
                         STATEMENTS OF MEMBERS' EQUITY

                                                                                                          TOTAL
                                                                              MEMBERS'    ACCUMULATED    MEMBERS'
                                                                              CAPITAL       DEFICIT       EQUITY
                                                                              --------    -----------    --------
BALANCE AT DECEMBER 31, 1996...............................................   $202,400     $(121,320)    $ 81,080
  Compensation expense for members' equity.................................     22,400            --       22,400
  Net loss.................................................................         --          (777)        (777)
                                                                              --------    -----------    --------
BALANCE AT DECEMBER 31, 1997...............................................    224,800      (122,097)     102,703
  Net income...............................................................         --        92,591       92,591
  Distribution of capital..................................................    (40,000)           --      (40,000)
                                                                              --------    -----------    --------
BALANCE AT DECEMBER 31, 1998...............................................    184,800       (29,506)     155,294
  Debt assumed by stockholder..............................................    241,000            --      241,000
  Net income from January 1, 1999 to March 31, 1999........................         --        12,550       12,550
                                                                              --------    -----------    --------
BALANCE AT MARCH 31, 1999..................................................   $425,800     $ (16,956)    $408,844
                                                                              --------    -----------    --------
                                                                              --------    -----------    --------

                            See accompanying notes.

                            INTERNET SOLUTIONS, LLC
                         (A LIMITED LIABILITY COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,      THREE MONTHS
                                                                       ------------------------        ENDED
                                                                         1997           1998       MARCH 31, 1999
                                                                       ---------      ---------    --------------
OPERATING ACTIVITIES:
Net (loss) income...................................................   $    (777)     $  92,591      $ 12,550
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation and amortization.....................................      40,217        100,094        78,425
  Compensation expense for members' equity..........................      22,400             --            --
  Changes in operating assets and liabilities:
     Accounts receivable............................................     (15,316)        (5,636)      (22,985)
     Other current assets...........................................      (2,975)         1,399             2
     Accounts payable...............................................      (5,674)        23,837        (4,358)
     Accrued expenses...............................................       5,498         37,058       (21,414)
     Unearned revenues..............................................      28,167        (12,218)       59,303
     Other current liabilities......................................          --         25,631           (80)
                                                                       ---------      ---------      --------
Net cash provided by operating activities...........................      71,540        262,756       101,443
INVESTING ACTIVITIES:
Purchases of property and equipment.................................    (154,053)      (152,916)      (93,738)
Subscriber list acquisition.........................................     (66,349)      (120,000)           --
                                                                       ---------      ---------      --------
Net cash used in investing activities...............................    (220,402)      (272,916)      (93,738)
FINANCING ACTIVITIES:
Net proceeds under line of credit...................................     150,000             --       (36,893)
Proceeds from note payable..........................................          --         91,000            --
Principal payments of notes payable.................................          --         (6,843)           --
Payments on obligations under capital leases........................          --        (19,103)       34,602
Distributions of capital............................................          --        (40,000)           --
Net advances from related parties...................................          --             --        31,000
                                                                       ---------      ---------      --------
Net cash provided by financing activities...........................     150,000         25,054        28,709
                                                                       ---------      ---------      --------
Net increase in cash and cash equivalents...........................       1,138         14,894        36,414
Cash and cash equivalents at beginning of year......................      14,839         15,977        30,871
                                                                       ---------      ---------      --------
Cash and cash equivalents at end of period..........................   $  15,977      $  30,871      $ 67,285
                                                                       ---------      ---------      --------
                                                                       ---------      ---------      --------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest..............................................   $   5,533      $  18,609      $ 10,174
                                                                       ---------      ---------      --------
                                                                       ---------      ---------      --------
Capital lease obligation incurred...................................   $      --      $ 125,953      $     --
                                                                       ---------      ---------      --------
                                                                       ---------      ---------      --------
Debt assumed by stockholder.........................................   $      --      $      --      $241,000
                                                                       ---------      ---------      --------
                                                                       ---------      ---------      --------

                            See accompanying notes.

                            INTERNET SOLUTIONS, LLC
                         (A LIMITED LIABILITY COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     Internet Solutions, LLC (the 'Company') is a regional provider of Internet access. The Company was organized in Missouri on August 30, 1995 as a limited liability company and began providing services on October 1, 1995. The Company's targeted markets include rural areas in Missouri.

     The Company expects to continue to focus on increasing its subscriber base and geographic coverage. The online services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base; and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives, ranging between three to five years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

  Impairment of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

  Intangible Assets

     The Company capitalizes specific costs incurred for the purchase of customer bases from other Internet service providers ('ISPs'). The customer acquisition costs are based on the value of retained customers. Amortization is provided using the straight-line method over five years commencing when the customer base is received.

                            INTERNET SOLUTIONS, LLC
                         (A LIMITED LIABILITY COMPANY)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Revenue Recognition

     The Company recognizes Internet access revenue when the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred recognizing revenue on these advance payments and amortizes the amounts to revenue on a straight-line basis as the services are provided.

  Cost of Revenues

     Cost of access revenues primarily consists of telecommunication expenses inherent in the network infrastructure. Cost of access revenues also includes fees paid for lease of the Company's backbone, as well as license fees for Web browser software based on a per-user charge, other license fees paid to third-party software vendors, product costs, and contractor fees for distribution of software to new subscribers.

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, the Company expensed $19,961, $29,993, and $10,657, respectively, as advertising costs.

  Income Taxes

     The Company is organized as a limited liability company under the laws of the state of Missouri. Accordingly, the Company is taxed under the partnership provisions of the Internal Revenue Code ('the Code'). Under the partnership provisions of the Code, the limited liability company members include the Company's income on their individual tax returns. As a result, the Company is not subject to federal and state corporate income tax.

     The unaudited pro-forma income tax information included in the statements of operations and Note 8 is presented in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as if the Company had been subject to federal and state income taxes for all periods presented.

     If the Company had been subject to federal and certain state income taxes for the year ended December 31, 1997, the Company would have been in a net deferred tax asset position, which would have been fully offset by a valuation allowance. Any tax benefit or provision for that year would have been fully offset by changes in the deferred tax asset valuation allowance. Therefore, no pro-forma income tax information is reflected for the year ended December 31, 1997.

  Financial Instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high credit quality financial institution. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The concentration of credit risk is mitigated by the large customer base. The carrying amount of the receivables approximates their fair value.

  Compensation Expense for Members' Capital

     During the period from August 30, 1995 (inception) to July 1, 1997, certain officers of the Company performed work for the Company without drawing a salary from the Company. The members of the Company agreed to recognize the fair value of the work performed by the officers as a contribution to

                            INTERNET SOLUTIONS, LLC
                         (A LIMITED LIABILITY COMPANY)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Members' capital and adjusted the ownership percentages of the Company, as stipulated in the Company's Operating Agreement, accordingly. The amount contributed by the officers was $104,800.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     Although the Company attempts to maintain vendors for required products, its modems, terminal servers, and high-performance routers, which are important components of its network, are each currently acquired from varied sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Computer equipment........................................................................     $456,678
Capitalized line installation.............................................................       72,558
Leasehold improvements....................................................................        2,469
Furniture, fixtures, and office equipment.................................................        9,071
                                                                                             ------------
                                                                                                540,776
Less accumulated depreciation and amortization............................................     (121,723)
                                                                                             ------------
                                                                                               $419,053
                                                                                             ------------
                                                                                             ------------

4. INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Acquired customer base....................................................................     $282,430
Less accumulated amortization.............................................................      (34,310)
                                                                                             ------------
                                                                                               $248,120
                                                                                             ------------
                                                                                             ------------

5. ACQUISITION

     On September 1, 1998, the Company entered into an agreement with K4 Cyber Tech Ltd. ('K4'), to acquire its list of dial-up Internet access customers for approximately $167,000, of which approximately $43,000 represented a note payable to K4. In addition to acquiring the list, the Company assumed a liability of approximately $52,000 to provide services to certain of the newly acquired customers who had already paid in advance for their services. The non-cash portion of this transaction related to the issuance of the note payable and the assumption of the liability have been excluded from the statement of cash flows. To finance this transaction, the Company entered into an agreement with a financial institution to borrow up to a maximum of $150,000, in the form of a line of credit, bearing variable interest rate of prime plus 1% (8.75%

                            INTERNET SOLUTIONS, LLC
                         (A LIMITED LIABILITY COMPANY)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

5. ACQUISITION--(CONTINUED)

at December 31, 1998) and payable at December 30, 1998. At December 30, 1998, the line of credit was amended by a reduction in the borrowing line to $91,000 and an extension of the maturity date to April 30, 1999.

6. LINE OF CREDIT, RELATED PARTY

     The Company has a short-term line of credit with a related party allowing for borrowings of up to $200,000 based upon defined levels of accounts receivable and inventory, which is payable on demand. Borrowings against the line bear interest at the bank's prime rate plus 2% (9.75% at December 31, 1998). The line is secured by certain assets.

7. COMMITMENTS

  Lease Commitments

     The Company leases office space from a related party and various office and computer equipment under noncancelable operating lease agreements. The leases generally provide for renewal terms. Rent expense for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, was $7,571, $12,485, and $3,671, respectively.

     The Company leases certain equipment under capital leases. The cost of assets under capital leases and the related accumulated amortization is $125,953 and $4,667, respectively, at December 31, 1998. Amortization expense related to these leases is included with depreciation and amortization expense in the statement of cash flows.

     The aggregate liability for future rentals as of December 31, 1998 is as follows:

                                                                                   CAPITAL     OPERATING
                                                                                    LEASES      LEASES
                                                                                   --------    ---------
1999............................................................................   $ 71,033    $  74,394
2000............................................................................     50,825       53,142
2001............................................................................         --       38,467
2002............................................................................         --       17,496
2003............................................................................         --       13,122
                                                                                   --------    ---------
                                                                                    121,858    $ 196,621
                                                                                               ---------
                                                                                               ---------
Less amounts representing interest..............................................     15,008
                                                                                   --------
Present value of minimum lease payments.........................................    106,850
Less current portion............................................................     58,948
                                                                                   --------
                                                                                   $ 47,902
                                                                                   --------
                                                                                   --------

8. INCOME TAXES

     Upon consummation of an agreement with OneMain.com, Inc., ('OneMain.com') to sell the outstanding stock of the Company and concurrent with the related initial public offering of OneMain.com (as more fully described in Note 9), the Company's status as a partnership will automatically terminate and normal federal and state corporate income tax rates will apply. Based upon the cumulative temporary differences, the Company would have recognized a deferred federal and state income tax liability of $954 as of December 31, 1998.

                            INTERNET SOLUTIONS, LLC
                         (A LIMITED LIABILITY COMPANY)

                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

9. PENDING TRANSACTION

     During 1998, the Company's members entered into an agreement whereby they will sell their membership shares in the Company to OneMain.com. The Company's members will exchange their shares in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's members will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-fifth of the difference between total revenue for the Company for the 12 months ended June 30, 1999 and the revenues for the Company for the period from April 1, 1998 through June 30, 1998 multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole member of the Company. Subsequent to the acquisition, the Company will continue to exist.

     The related party transactions as described in Note 6 will be amended upon consummation of the acquisition discussed above so that all continuing obligations will be similar to terms and conditions of agreements/arrangements with unaffiliated third parties.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders of
FGInet, Inc.

We have audited the accompanying balance sheet of FGInet, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FGInet, Inc. at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                                  FGINET, INC.
                                 BALANCE SHEET

                                                                                                       DECEMBER 31,
                                                                                                           1998
                                                                                                       ------------
                                               ASSETS
Current assets:
  Cash and cash equivalents.........................................................................    $   66,941
  Accounts receivable...............................................................................        21,645
  Inventory.........................................................................................        55,898
  Prepaid expenses..................................................................................        12,377
  Other current assets..............................................................................         8,692
                                                                                                       ------------
     Total current assets...........................................................................       165,553
Property and equipment, net.........................................................................       474,433
Intangible assets, net..............................................................................       371,600
                                                                                                       ------------
     Total assets...................................................................................    $1,011,586
                                                                                                       ------------
                                                                                                       ------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................................    $  123,532
  Accrued expenses..................................................................................        11,112
  Unearned revenues.................................................................................       221,803
  Line of credit....................................................................................        80,000
  Notes payable.....................................................................................       357,152
                                                                                                       ------------
     Total current liabilities......................................................................       793,599
Stockholders' equity:
  Voting common stock; no par value; 9,000,000 shares authorized; 3,110,000 shares issued and
     outstanding....................................................................................       406,000
  Non-voting common stock; no par value; 1,000,000 shares authorized; 41,500 shares issued and
     outstanding....................................................................................        53,089
  Accumulated deficit...............................................................................      (241,102)
                                                                                                       ------------
     Total stockholders' equity.....................................................................       217,987
                                                                                                       ------------
     Total liabilities and stockholders' equity.....................................................    $1,011,586
                                                                                                       ------------
                                                                                                       ------------

                            See accompanying notes.

                                  FGINET, INC.
                            STATEMENTS OF OPERATIONS

                                                                           YEAR ENDED DECEMBER
                                                                                   31,               THREE MONTHS
                                                                          ----------------------        ENDED
                                                                            1997         1998       MARCH 31, 1999
                                                                          --------    ----------    --------------
REVENUES:
  Access revenues......................................................   $712,427    $1,330,059       $527,773
  Other revenues.......................................................    106,018       163,731         70,259
                                                                          --------    ----------    --------------
     Total revenues....................................................    818,445     1,493,790        598,032
COSTS AND EXPENSES:
  Cost of access revenues..............................................    187,988       495,776        184,112
  Cost of other revenues...............................................     72,575       128,387         47,750
  Operations and customer support......................................    123,629       164,848         64,042
  Sales and marketing..................................................    146,168       247,877        108,461
  General and administrative...........................................    226,109       376,110        151,685
  Amortization.........................................................     12,618        90,267         38,000
  Depreciation.........................................................     49,239        94,834         41,000
                                                                          --------    ----------    --------------
     Total costs and expenses..........................................    818,326     1,598,099        635,050
                                                                          --------    ----------    --------------
Income (loss) from operations..........................................        119      (104,309)       (37,018)
OTHER INCOME:
  Interest income......................................................      2,335         1,443            239
  Interest expense.....................................................         --       (10,827)        (1,147)
  Other income (expense)...............................................      6,451          (650)            --
                                                                          --------    ----------    --------------
Income (loss) before provision (benefit) for income taxes..............      8,905      (114,343)       (37,926)
Provision (benefit) for income taxes...................................      9,603        (9,603)        19,575
                                                                          --------    ----------    --------------
Net loss...............................................................   $   (698)   $ (104,740)      $(57,501)
                                                                          --------    ----------    --------------
                                                                          --------    ----------    --------------

                            See accompanying notes.

                                  FGINET, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        VOTING           NON-VOTING
                                                     COMMON STOCK       COMMON STOCK                      TOTAL
                                                  -------------------  ---------------   ACCUMULATED  STOCKHOLDERS'
                                                   SHARES     AMOUNT   SHARES  AMOUNT      DEFICIT       EQUITY
                                                  ---------  --------  ------  -------   -----------  -------------
BALANCE AT DECEMBER 31, 1996..................... 2,960,000  $295,000      --       --   $ (135,664)  $   159,336
  Net loss.......................................        --        --      --       --         (698)         (698)
  Issuance of common stock.......................        --        --  41,250   52,589           --        52,589
                                                  ---------  --------  ------  -------   ----------  -------------
BALANCE AT DECEMBER 31, 1997..................... 2,960,000   295,000  41,250   52,589     (136,362)      211,227
  Net loss.......................................        --        --      --       --     (104,740)     (104,740)
  Issuance of common stock.......................   150,000   111,000     250      500           --       111,500
                                                  ---------  --------  ------  -------   ----------  -------------
BALANCE AT DECEMBER 31, 1998..................... 3,110,000   406,000  41,500   53,089     (241,102)      217,987
  Net loss from January 1, 1999 to March 31,
     1999........................................        --        --      --       --      (57,501)      (57,501)
                                                  ---------  --------  ------  -------   ----------  -------------
BALANCE AT MARCH 31, 1999........................ 3,110,000  $406,000  41,500  $53,089   $ (298,603)  $   160,486
                                                  ---------  --------  ------  -------   ----------  -------------
                                                  ---------  --------  ------  -------   ----------  -------------

                            See accompanying notes.

                                  FGINET, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,      THREE MONTHS
                                                                         ------------------------        ENDED
                                                                            1997          1998       MARCH 31, 1999
                                                                         ----------    ----------    --------------
OPERATING ACTIVITIES
Net loss..............................................................   $     (698)   $ (104,740)     $  (57,501)
Adjustments to reconcile net loss to net cash provided by operating activities
  Depreciation and amortization.......................................       61,857       185,101          79,000
  Accretion of interest expense.......................................           --         7,750              --
  Deferred taxes......................................................        9,603        (9,603)         19,575
Changes in operating assets and liabilities:
     Accounts receivable..............................................      (16,320)         (423)         (5,199)
     Prepaid expenses.................................................         (898)       (9,987)         12,377
     Inventory........................................................       (1,862)      (49,280)         47,408
     Other current assets.............................................       (1,377)       (3,118)        (27,311)
     Accounts payable.................................................       45,689        60,664          16,120
     Accrued expenses.................................................        9,298        (2,594)         (7,661)
     Unearned revenues................................................        6,507       152,898          57,736
     Income tax payable...............................................           --            --           5,623
                                                                         ----------    ----------    --------------
Net cash provided by operating activities.............................      111,799       226,668         140,167

INVESTING ACTIVITIES
Purchases of property and equipment...................................     (130,075)     (216,931)       (107,204)
Proceeds from sale of equipment.......................................           --         2,630              --
Acquisition of customer base and non-compete agreements...............       (8,280)      (55,397)         19,113
                                                                         ----------    ----------    --------------
Net cash used in investing activities.................................     (138,355)     (269,698)        (88,091)

FINANCING ACTIVITIES
Proceeds (repayments) of notes payable................................        9,079      (105,227)             --
Proceeds (repayments) from line of credit.............................           --        80,000         (80,000)
Net proceeds from issuance of common stock............................       52,589        60,500              --
Repayments of long-term debt assumed through acquisitions.............           --            --        (357,152)
Net advances from related parties.....................................           --            --         441,050
                                                                         ----------    ----------    --------------
Net cash provided by financing activities.............................       61,668        35,273           3,898
                                                                         ----------    ----------    --------------
Net increase (decrease) in cash and cash equivalents..................       35,112        (7,757)         55,974
Cash and cash equivalents at beginning of year........................       39,586        74,698          66,941
                                                                         ----------    ----------    --------------
Cash and cash equivalents at end of period............................   $   74,698    $   66,941      $  122,915
                                                                         ----------    ----------    --------------
                                                                         ----------    ----------    --------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes............................................   $    5,003    $       --      $       --
                                                                         ----------    ----------    --------------
                                                                         ----------    ----------    --------------
Cash paid for interest................................................   $       --    $    3,077      $    1,147
                                                                         ----------    ----------    --------------
                                                                         ----------    ----------    --------------

NON CASH TRANSACTIONS

     In 1998, the Company acquired $113,840 of property and equipment and $382,710 of intangible assets in exchange for 64,285 shares of FGInet common stock and notes payable of $461,050.

                            See accompanying notes.

                                  FGINET, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     FGInet, Inc. (the 'Company') is a regional provider of Internet access. The Company was incorporated in Illinois on September 16, 1994 and began marketing services in November 1994. The Company's targeted market is the State of Illinois.

     The Company expects to continue to focus on increasing its subscriber base and geographic coverage. The online services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base; and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

  Property and Equipment

     Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives ranging between three to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

  Inventory

     Inventory consists of purchased goods held for resale and is stated at the lower of cost or market on a first-in, first-out (FIFO) method.

  Impairment of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the company's policy is to record a write-down that is determined based on the differnece between the carrying value of the asset and its estimated fair value.

                                  FGINET, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Intangible Assets

     The Company has recorded the value of acquired customer bases purchased from existing companies at the estimated fair market value. These customer bases are being amortized using the straight-line method over three years.

     The Company has recorded the value of non-competition agreements entered into with other companies purchased by the Company. These non-compete agreements are amortized using the straight-line method over the term of the specific agreement, generally two to three years.

  Stock Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ('SFAS 123'), Accounting for Stock-Based Compensation. SFAS 123 allows companies to account for stock-based compensation under either the new provisions of SFAS 123 or the provisions of Accounting Principles Board Opinion No. 25 ('APB 25'), Accounting for Stock Issued to Employees, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has chosen to continue accounting for its stock-based compensation in accordance with the provisions of APB 25.

  Revenue Recognition

     The Company recognizes Internet access revenues when the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred recognizing revenues on these advance payments and amortizes the amounts to revenues on a straight-line basis as the services are provided.

     The Company does not refund advance payments in instances of contract cancellation. The Company continues service to the customer until the contract term expires.

  Cost of Revenues

     Costs of access revenues primarily consist of telecommunication expenses inherent in the network infrastructure. Costs of access revenues also include fees paid for lease of the Company's backbone, as well as license fees for Web browser software based on a per user charge, other license fees paid to third-party software vendors, product costs, and contractor fees for distribution of software to new subscribers.

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, the Company expensed $118,769, $204,159, and $55,693, respectively, as advertising costs.

  Income Taxes

     For tax years prior to 1997, the Company elected tax treatment as an S corporation; accordingly, the Company was taxed under the Subchapter S provisions of the Internal Revenue Code (the 'Code'). Under the Subchapter S provisions of the Code, the stockholders included the Company's income on their personal income tax returns. As a result, the Company was not subject to federal and state corporate income tax during the period for which it was an S corporation.

     Beginning in 1997, the Company revoked its S corporation election. Therefore, beginning in 1997, the Company was subject to normal federal and state corporate income taxes.

                                  FGINET, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     For periods after the revocation of its S Corporation status, the Company accounts for income taxes using the liability method. The liability method provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as 'temporary differences.' Temporary differences result from the use of different accounting methods for financial statement and income tax reporting purposes.

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high credit quality financial institution. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have been within management's expectations. The concentration of credit risk is mitigated by the large customer base. The carrying amount of the receivables approximates their fair value.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management believes alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     Although the Company attempts to maintain vendors for required products, its modems, terminal servers, and high-performance routers, which are important components of its network, are each currently acquired from two sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Computer equipment........................................................................     $612,509
Furniture, fixtures, and office equipment.................................................       29,255
                                                                                             ------------
                                                                                                641,764
Less accumulated depreciation.............................................................      167,331
                                                                                             ------------
                                                                                               $474,433
                                                                                             ------------
                                                                                             ------------

                                  FGINET, INC.

4. INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Acquired customer base....................................................................     $433,299
Non-compete agreements....................................................................       46,805
                                                                                             ------------
                                                                                                480,104
Less accumulated amortization.............................................................      108,504
                                                                                             ------------
                                                                                               $371,600
                                                                                             ------------
                                                                                             ------------

5. FINANCING ARRANGEMENTS

     The Company has a noninterest bearing note payable due to a stockholder in 1999. The outstanding balance was $3,852 at December 31, 1998. The Company has a non-interest bearing note payable due to ICEnet no later than March 30, 1999. The amount due at maturity is $361,050.

     The Company has a revolving line of credit with a financial institution. The line of credit has a maximum borrowing amount of $80,000, provides for interest at the institution's prime rate plus 1%, and matures on October 2, 1999. Interest is payable monthly with principal due at maturity. The line of credit is collateralized by substantially all of the assets of the Company. The outstanding balance was $80,000 at December 31, 1998.

6. COMMITMENTS

     The Company leases office space under non-cancelable operating lease agreements. Minimum future lease payments under non-cancelable operating leases is summarized as follows:

1999....................................................................   $  39,054
2000....................................................................      40,132
2001....................................................................      38,463
2002....................................................................         150
                                                                           ---------
Total minimum lease payments............................................   $ 117,799
                                                                           ---------
                                                                           ---------

     The Company also has purchase commitments with various telecommunications providers for internet access. These non-cancelable agreements have varying terms and rates. No minimum purchase provisions apply to these agreements.

     Rent expense for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999 was $26,560, $13,855, and $12,986, respectively.

7. STOCK OPTIONS

     The Board of Directors may grant voting and nonvoting common stock options to employees, board members, and others who contribute materially to the success of the Company. Stock options have been granted at prices which the Company's Board of Directors believe approximate the fair market value of its common stock at the date of grant, taking into consideration the stock's voting rights, transferability and liquidity. Individual grants generally become exercisable immediately. The contractual term of the options granted are five years from the date of grant.

                                  FGINET, INC.

7. STOCK OPTIONS--(CONTINUED)

     Common stock option activity was as follows:

                                                                        NUMBER     NUMBER OF     WEIGHTED
                                                                          OF          NON-        AVERAGE
                                                                        VOTING       VOTING      EXERCISE
                                                                        SHARES       SHARES        PRICE
                                                                       --------    ----------    ---------
Outstanding at December 31, 1997....................................         --          --        $  --
  Options granted...................................................         --      80,000         2.00
  Options exercised.................................................         --          --           --
                                                                       --------    ----------    ---------
Outstanding at December 31, 1998....................................         --      80,000        $2.00
                                                                       --------    ----------    ---------
                                                                       --------    ----------    ---------

     Had compensation expense related to stock options been determined based on fair value at the grant date for options granted during the year ended December 31, 1998 and the three months ended March 31, 1999, consistent with the provisions of SFAS 123, the Company's net loss would have been $131,800 and $30,400, respectively. All of the options granted in 1998 are exercisable at December 31, 1998.

     The fair value of each option grant is estimated on the date of grant using the minimum value option pricing fair value model with the following assumptions used for grants in 1998 and for grants in the first three months of 1999: no dividend yield, a risk-free interest rate of 5.25%, and expected life of the option term of 4 years.

8. INCOME TAXES

     Based upon cumulative temporary differences, the Company recognized a deferred tax asset (before valuation allowance) of $20,680 as of December 31, 1998. The deferred tax asset is mainly related to the carryforward of net operating losses.

     The components of the Company's income tax provision (benefit) are as follows:

                                                                           YEAR ENDED DECEMBER 31,                    THREE MONTHS
                                                             ----------------------------------------------------        ENDED
                                                                       1997                        1998              MARCH 31, 1999
                                                             ------------------------    ------------------------    --------------
Current federal...........................................            $3,027                     $ (3,027)              $     --
Current state.............................................               534                         (534)                    --
                                                                     -------                     --------            --------------
  Total current...........................................             3,561                       (3,561)                    --
                                                                     -------                     --------            --------------
Deferred federal..........................................             5,135                       (5,135)                16,638
Deferred state............................................               907                         (907)                 2,937
                                                                     -------                     --------            --------------
  Total deferred..........................................             6,042                       (6,042)                19,575
                                                                     -------                     --------            --------------
                                                                      $9,603                     $ (9,603)              $ 19,575
                                                                     -------                     --------            --------------
                                                                     -------                     --------            --------------

  Effective Rate Reconciliation

                                                                       DECEMBER 31,                THREE MONTHS
                                                              ------------------------------          ENDED
                                                                  1997              1998          MARCH 31, 1999
                                                              ------------      ------------      --------------
U.S. statutory rate........................................             34%               34%              34%
                                                              ------------      ------------      --------------
Income tax provision at U.S. statutory rate................      $   3,027        $  (38,877)        $(12,895)
State taxes................................................            534            (6,861)          (2,276)
Other......................................................          6,042            36,135           34,746
                                                              ------------      ------------      --------------
Income tax provision (benefit).............................      $   9,603        $   (9,603)        $ 19,575
                                                              ------------      ------------      --------------
                                                              ------------      ------------      --------------

                                  FGINET, INC.

9. ACQUISITIONS

     On May 30, 1998, the Company completed the acquisition of substantially all of the assets of FGInet of Highland, a company in the same line of business, for $15,000 in cash and 20,000 shares of FGInet common voting stock valued at $1 per share. The acquisition of FGInet of Highland has been accounted for using the purchase method and, accordingly, the acquired assets have been recorded at their estimated fair values as of May 30, 1998.

     The estimated fair value of the assets acquired on May 30, 1998 are as follows:

Property and equipment...................................................   $ 8,000
Two year non-compete agreement...........................................     1,000
Customer base of 330 customers...........................................    26,000
                                                                            -------
  Total purchase price...................................................   $35,000
                                                                            -------
                                                                            -------

     On September 15, 1998, the Company completed the acquisition of substantially all of the assets of Great Plains Group, Inc., a company in the same line of business, for $74,709 in cash. The acquisition of Great Plains Group, Inc. has been accounted for using the purchase method and, accordingly, the acquired assets have been recorded at their estimated fair values as of September 15, 1998.

     The estimated fair value of the assets acquired September 15, 1998, are as follows:

Property and equipment...................................................   $33,390
Two year non-compete agreement...........................................     7,250
Customer base of 330 customers...........................................    34,069
                                                                            -------
                                                                            $74,709
                                                                            -------
                                                                            -------

     On September 21, 1998, the Company completed the acquisition of substantially all of the assets of Interactive Communications and Explorations, a partnership in the same line of business, for $461,050; $100,000 in cash and $361,050 short term note payable due in March 1999. Because the short term note payable is non interest bearing, the imputed interest of $15,500 will be recognized over the note term. The aggregate purchase price will be reduced by a like amount.

     The acquisition of Interactive Communications and Explorations has been accounted for using the purchase method and, accordingly, the acquired assets have been recorded at their estimated fair value as of September 21, 1998.

     The estimated fair value of the assets acquired September 21, 1998, are as follows:

Property and equipment..................................................   $ 113,840
Two year non-compete agreement..........................................      24,170
Customer base of 1,100 customers........................................     307,540
                                                                           ---------
                                                                           $ 445,550
                                                                           ---------
                                                                           ---------

     On September 28, 1998, the Company completed the acquisition of a customer base estimated at 220 from FGInet of Mt. Zion, a company in the same line of business, in exchange for 44,285 shares of FGInet common voting stock valued at $31,000. The acquisition of FGInet of Mt. Zion has been accounted for using the purchase method and, accordingly, the acquired assets have been recorded at their estimated fair value as of September 28, 1998.

                                  FGINET, INC.

9. ACQUISITIONS--(CONTINUED)

     The estimated fair value of the assets acquired September 28, 1998, are as follows:

Property and equipment...................................................   $  7,000
Customer base of 220 customers...........................................     24,000
                                                                            --------
                                                                            $ 31,000
                                                                            --------
                                                                            --------

     On September 30, 1998, the Company completed the acquisition of substantially all of the assets of Wyman Computer Services, a company in the same line of business, for $10,000 short-term note payable, $4,700 of which is outstanding as of December 31, 1998. The acquisition of Wyman Computer Services has been accounted for using the purchase method and, accordingly, the acquired assets have been recorded at their estimated fair value as of September 30, 1998.

     The estimated fair value of the assets acquired on September 30, 1998, are as follows:

Property and equipment...................................................   $  4,000
Two year non-compete agreement...........................................      1,000
Customer base of 200 customers...........................................      5,000
                                                                            --------
                                                                            $ 10,000
                                                                            --------
                                                                            --------

10. PENDING TRANSACTION

     The Company's stockholders have entered into an agreement whereby they will sell their shares in the Company to OneMain.com, Inc. ('OneMain.com'). The Company's stockholders will exchange their shares in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's stockholders will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-fifth of the difference between total revenue for the Company for the 12 months ended June 30, 1999 and the revenues for the Company for the period from April 1, 1998 through June 30, 1998 multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole member of the Company. Subsequent to the acquisition, the Company will continue to exist and maintain its status as an LLC.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholder
Superhighway, Inc. d/b/a Indynet

We have audited the accompanying balance sheet of Superhighway, Inc. d/b/a Indynet as of December 31, 1998, and the related statements of income, stockholder's equity, and cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superhighway, Inc. d/b/a Indynet at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /S/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                        SUPERHIGHWAY, INC. D/B/A INDYNET
                                 BALANCE SHEET

                                                                                                       DECEMBER 31,
                                                                                                           1998
                                                                                                       ------------
                                               ASSETS
Cash and cash equivalents...........................................................................     $ 22,439
Accounts receivable, less allowance of $105,000.....................................................      117,012
                                                                                                       ------------
     Total current assets...........................................................................      139,451
Property and equipment, net of accumulated depreciation.............................................      749,132
Other assets........................................................................................       27,135
                                                                                                       ------------
     Total assets...................................................................................     $915,718
                                                                                                       ------------
                                                                                                       ------------

                                LIABILITIES AND STOCKHOLDER'S EQUITY
Line of credit......................................................................................     $ 80,000
Accounts payable....................................................................................       82,060
Accrued expenses....................................................................................       64,328
Current maturities of long-term debt................................................................       22,956
Other current liabilities...........................................................................        1,075
                                                                                                       ------------
     Total current liabilities......................................................................      250,419
Long-term debt, net of current maturities...........................................................        6,057
Common stock, no par value:
  Authorized--1,000 shares; issued and outstanding--500 shares......................................       87,503
  Retained earnings.................................................................................      571,739
                                                                                                       ------------
     Total stockholder's equity.....................................................................      659,242
                                                                                                       ------------
     Total liabilities and stockholder's equity.....................................................     $915,718
                                                                                                       ------------
                                                                                                       ------------

                            See accompanying notes.

                        SUPERHIGHWAY, INC. D/B/A INDYNET
                              STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31,       THREE MONTHS
                                                                     --------------------------        ENDED
                                                                        1997            1998       MARCH 31, 1999
                                                                     ----------      ----------    --------------
REVENUES:
  Access revenues.................................................   $2,004,474      $2,904,989       $776,562
  Other revenues..................................................      101,816         108,394         89,602
                                                                     ----------      ----------    --------------
     Total revenues...............................................    2,106,290       3,013,383        866,164
COSTS AND EXPENSES:
  Cost of access revenues.........................................      528,000         900,834        253,460
  Cost of other revenues..........................................       27,064          46,127         12,310
  Operations and customer support.................................      357,454         514,745         69,493
  Sales and marketing.............................................      395,523         550,339        128,951
  General and administrative......................................      200,806         642,302        193,266
  Depreciation....................................................      137,431         208,290         55,071
  Amortization....................................................           --             795          1,356
                                                                     ----------      ----------    --------------
     Total cost and expenses......................................    1,646,278       2,863,432        713,907
                                                                     ----------      ----------    --------------
Income from operations............................................      460,012         149,951        152,257
OTHER EXPENSE:
  Interest expense................................................        4,045          13,861          2,749
  Other expense, net..............................................       49,233          13,652            167
                                                                     ----------      ----------    --------------
     Total other expense..........................................       53,278          27,513          2,916
                                                                     ----------      ----------    --------------
Net income........................................................   $  406,734      $  122,438       $149,341
                                                                     ----------      ----------    --------------
                                                                     ----------      ----------    --------------
UNAUDITED PRO FORMA INFORMATION:
  Net income......................................................   $  406,734      $  122,438       $149,341
  Pro forma income tax provision (see Note 2).....................      162,148          52,748         59,736
                                                                     ----------      ----------    --------------
  Pro forma net income............................................   $  244,586      $   69,690       $ 89,605
                                                                     ----------      ----------    --------------
                                                                     ----------      ----------    --------------

                            See accompanying notes.

                        SUPERHIGHWAY, INC. D/B/A INDYNET
                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                        COMMON STOCK                        TOTAL
                                                                      -----------------    RETAINED     STOCKHOLDER'S
                                                                      SHARES    AMOUNT     EARNINGS        EQUITY
                                                                      ------    -------    ---------    -------------
BALANCE AT DECEMBER 31, 1996.......................................     500     $87,503    $ 229,263      $ 316,766
  Net income.......................................................      --          --      406,734        406,734
  Stockholder distributions........................................      --          --      (20,168)       (20,168)
                                                                      ------    -------    ---------    -------------
BALANCE AT DECEMBER 31, 1997.......................................     500      87,503      615,829        703,332
  Net income.......................................................      --          --      122,438        122,438
  Stockholder distributions........................................      --          --     (166,528)      (166,528)
                                                                      ------    -------    ---------    -------------
BALANCE AT DECEMBER 31, 1998.......................................     500      87,503      571,739        659,242
  Net income from January 1, 1999 to March 31, 1999................      --          --      149,341        149,341
  Stockholder distributions........................................      --          --     (287,954)      (287,954)
                                                                      ------    -------    ---------    -------------
BALANCE AT MARCH 31, 1999..........................................     500     $87,503    $ 433,126      $ 520,629
                                                                      ------    -------    ---------    -------------
                                                                      ------    -------    ---------    -------------

                            See accompanying notes.

                        SUPERHIGHWAY, INC. D/B/A INDYNET
                            STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER
                                                                                   31,               THREE MONTHS
                                                                          ----------------------        ENDED
                                                                            1997         1998       MARCH 31, 1999
                                                                          ---------    ---------    --------------
OPERATING ACTIVITIES
Net income.............................................................   $ 406,734    $ 122,438      $  149,341
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................     137,431      209,085          56,421
  Allowance for doubtful accounts......................................      21,500       65,000          65,000
  Accounts receivable direct write-off.................................          --      195,000              --
  Loss on disposal of equipment........................................      49,233        3,649              --
Changes in operating assets and liabilities:
  Accounts receivable..................................................    (142,700)    (149,816)       (109,408)
  Other assets.........................................................      (9,700)      (1,591)         (5,919)
  Accounts payable and accrued expenses................................      (9,390)      45,499          45,617
  Other current liabilities............................................       6,495      (13,774)         (1,075)
                                                                          ---------    ---------    --------------
Net cash provided by operating activities..............................     459,603      475,490         199,977
INVESTING ACTIVITIES
Purchases of property and equipment....................................    (549,297)    (323,303)       (117,813)
Proceeds from disposal of property and equipment.......................          --       41,596              --
Acquisition of business................................................          --      (23,844)          8,010
                                                                          ---------    ---------    --------------
Net cash used in investing activities..................................    (549,297)    (305,551)       (109,803)
FINANCING ACTIVITIES
Net proceeds under line of credit......................................      50,000       30,000         (80,000)
Proceeds from issuance of long-term debt...............................      63,820           --              --
Principal payments of long-term debt...................................     (14,212)     (20,595)         (5,534)
Distributions made to stockholder......................................     (20,168)    (166,528)       (287,954)
Net advances from related parties......................................          --           --         292,619
                                                                          ---------    ---------    --------------
Net cash provided by (used in) financing activities....................      79,440     (157,123)        (80,869)
                                                                          ---------    ---------    --------------
Net (decrease) increase in cash and cash equivalents...................     (10,254)      12,816           9,305
Cash and cash equivalents at beginning of year.........................      19,877        9,623          22,439
                                                                          ---------    ---------    --------------
Cash and cash equivalents at end of period.............................   $   9,623    $  22,439      $   31,744
                                                                          ---------    ---------    --------------
                                                                          ---------    ---------    --------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest.................................................   $   4,045    $  13,861      $    2,749
                                                                          ---------    ---------    --------------
                                                                          ---------    ---------    --------------

                            See accompanying notes.

                        SUPERHIGHWAY, INC. D/B/A INDYNET

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     Superhighway, Inc. d/b/a Indynet (the 'Company'), incorporated as a Subchapter S Corporation under the laws of Indiana on June 1, 1995, is a regional provider of internet access. The Company's target market is central Indiana.

     The Company expects to continue to focus on increasing its subscriber base and geographic coverage. The online services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash equivalents.

  Property and Equipment

     Property and equipment, including leasehold improvements, are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives ranging between three to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

  Other Assets

     Other assets include intangibles which have been recorded as a result of the purchase of a competitor and will be amortized over 3 years on a straight line basis. Other assets are net of $795 of accumulated amortization at December 31, 1998.

  Impairment of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

                        SUPERHIGHWAY, INC. D/B/A INDYNET

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Revenue Recognition

     The Company offers monthly contracts for Internet access that are generally billed for on the first day of the month. The Company recognizes access revenue as services are provided.

     The Company has entered into agreements to provide internet access and other internet services to various non-profit organizations in exchange for non-monetary goods and services. These agreements have been accounted for as non-monetary transactions and are recorded at the value of the service provided by the Company. During the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, access revenues and sales and marketing expense include approximately $198,000, $297,000, and $79,000, respectively, of such non-monetary transactions.

  Cost of Revenues

     Cost of access revenues primarily consists of telecommunication expenses inherent in the network infrastructure. Cost of access revenues also includes fees paid for lease of the Company's backbone, as well as license fees for Web browser software based on a per-user charge, other license fees paid to third-party software vendors, product costs, and contractor fees for distribution of software to new subscribers.

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. For the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, the Company expensed approximately $233,000, $367,000, and $5,290, respectively, as advertising costs.

  Income Taxes

     Historically, the Company has elected, by the consent of its stockholder, to be taxed using provisions of Subchapter S of the Internal Revenue Code (the 'Code'). Under the Subchapter S provisions of the Code, the stockholder includes the Company's corporate income in his personal income tax return. Accordingly, the Company was not subject to federal and state corporate income tax during the period for which it was an S Corporation.

     The unaudited pro forma income tax information included in the statements of operations and Note 7 is presented in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as if the Company had been subject to federal and certain state income taxes.

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high credit quality financial institution. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses have generally been within management's expectations. The concentration of credit risk is mitigated by the large customer base. The carrying amount of the receivables approximates fair value.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results. Although the Company attempts to maintain vendors for required products, its modems, terminal servers, and high-performance routers, which are important components of its network, are each currently acquired from numerous sources.

                        SUPERHIGHWAY, INC. D/B/A INDYNET

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Computer equipment........................................................................    $  851,068
Furniture, fixtures, and office equipment.................................................        20,602
Leasehold improvements....................................................................       201,836
                                                                                             ------------
                                                                                               1,073,506
Less accumulated depreciation.............................................................       324,374
                                                                                             ------------
                                                                                              $  749,132
                                                                                             ------------
                                                                                             ------------

4. LINE OF CREDIT

     The Company has a $300,000 short-term line of credit with a bank. Borrowings against the line bear interest at the bank's prime rate plus 1% (8.75% at December 31, 1998). The line is secured by all business assets and is personally guaranteed by the sole stockholder. Borrowings of $50,000 and $80,000 were outstanding against the line at December 31, 1997 and 1998, respectively.

5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Note payable to a bank, monthly installments of $2,041, including interest at 8.75%, due
  March 2000; the note is collateralized by all business assets and personally guaranteed
  by the sole stockholder.................................................................     $ 29,013
Less: current maturities..................................................................       22,956
                                                                                             ------------
Long-term debt, net of current maturities.................................................     $  6,057
                                                                                             ------------
                                                                                             ------------

6. LEASE COMMITMENT RELATED PARTY

     The Company leases office space on a month to month basis from the sole stockholder and is required to pay the common areas' expenses including maintenance, real estate taxes and other expense. Rent expense for the years ended 1997 and 1998, and the three months ended March 31, 1999 was approximately $37,000, $60,000, and $24,975, respectively.

7. INCOME TAXES

     Upon consummation of an agreement with OneMain.com, Inc. ('OneMain.com') to sell the outstanding stock of the Company and concurrent with the related initial public offering of OneMain.com (as more fully described in Note 9), the Company's status as an S Corporation under the Code will automatically terminate and normal federal and state corporate income tax rates will apply. Based upon the cumulative temporary

                        SUPERHIGHWAY, INC. D/B/A INDYNET

7. INCOME TAXES--(CONTINUED)

differences, the Company would have recognized a deferred tax liability of $40,000 as of December 31, 1998, had the termination of its election to be treated as an S Corporation occurred on that date.

8. ACQUISITION

     During 1998, the Company purchased the computer equipment and customer lists of another Internet service provider for $23,844. The purchase price was allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. The estimated fair value of the computer equipment was $7,640 at the acquisition date and the remaining $16,204 was recorded as an intangible.

9. PENDING TRANSACTION

     During 1998, the Company's stockholder entered into an agreement whereby he will sell his shares in the Company to OneMain.com. The Company's stockholder will exchange his shares in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's stockholder will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-fifth of the difference between total revenue for the Company for the 12 months ended June 30, 1999 and the revenues for the Company for the period from April 1, 1998, through June 30, 1998, multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole stockholder of the Company. Subsequent to the acquisition, the Company will continue to exist.

     The related party transactions as described in Note 6 will be amended upon consummation of the acquisition discussed above so that all continuing obligations will be similar to terms and conditions of agreements/arrangements with unaffiliated third parties.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholder
Lightspeed Net, Inc.

We have audited the accompanying balance sheet of Lightspeed Net, Inc. as of December 31, 1998, and the related statements of operations, stockholder's equity, and cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightspeed Net, Inc. at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in
Note 2. The 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /S/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                              LIGHTSPEED NET, INC.
                                 BALANCE SHEET

                                                                                                       DECEMBER 31,
                                                                                                           1998
                                                                                                       ------------
                                               ASSETS
Current assets:
  Cash..............................................................................................    $   60,481
  Accounts receivable, net..........................................................................       268,042
  Prepaid expenses..................................................................................        15,424
  Other current assets..............................................................................        15,204
                                                                                                       ------------
     Total current assets...........................................................................       359,151
Property and equipment, net.........................................................................     1,154,950
Other assets........................................................................................        14,117
                                                                                                       ------------
     Total assets...................................................................................    $1,528,218
                                                                                                       ------------
                                                                                                       ------------

                                LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
  Accounts payable..................................................................................    $  117,277
  Accounts payable, related party...................................................................       132,685
  Accrued expenses..................................................................................        69,899
  Customer advances.................................................................................       100,386
  Unearned revenues.................................................................................       346,445
                                                                                                       ------------
     Total liabilities..............................................................................       766,692

Stockholder's equity
  Common stock (no par value, 100,000 shares authorized, 100 shares issued and
     outstanding)...................................................................................       874,751
  Additional paid-in capital........................................................................     1,670,962
  Accumulated deficit...............................................................................    (1,784,187)
                                                                                                       ------------
     Total stockholder's equity.....................................................................       761,526
                                                                                                       ------------
     Total liabilities and stockholder's equity.....................................................    $1,528,218
                                                                                                       ------------
                                                                                                       ------------

                            See accompanying notes.

                              LIGHTSPEED NET, INC.
                            STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,      THREE MONTHS
                                                                       -------------------------        ENDED
                                                                          1997           1998       MARCH 31, 1999
                                                                       -----------    ----------    --------------
REVENUES:
  Access revenues...................................................   $ 2,941,423    $4,463,663      $1,172,335
  Other revenues....................................................       144,478       189,328          93,348
                                                                       -----------    ----------      ----------
     Total revenues.................................................     3,085,901     4,652,991       1,265,683
COST AND EXPENSES:
  Cost of access revenues...........................................     1,465,959     1,864,723         516,315
  Cost of other revenues............................................       108,127       109,903          25,566
  Operations and customer support...................................       619,346       731,833         146,430
  Sales and marketing...............................................       644,865       561,253         183,406
  General and administrative........................................       989,771     1,238,536         265,206
  Depreciation and amortization.....................................       500,692       666,126         188,166
                                                                       -----------    ----------      ----------
     Total cost and expenses........................................     4,328,760     5,172,374       1,325,089
                                                                       -----------    ----------      ----------
Loss from operations................................................    (1,242,859)     (519,383)        (59,406)
OTHER INCOME (EXPENSE):
  Interest income...................................................         1,510         1,972             298
  Other expense.....................................................       (25,427)           --              --
                                                                       -----------    ----------      ----------
     Total other (expense) income...................................       (23,917)        1,972             298
                                                                       -----------    ----------      ----------
Net loss............................................................   $(1,266,776)   $ (517,411)     $  (59,108)
                                                                       -----------    ----------      ----------
                                                                       -----------    ----------      ----------

                            See accompanying notes.

                              LIGHTSPEED NET, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                        COMMON STOCK                       ADDITIONAL                       TOTAL
                                     ------------------    PROPRIETOR'S     PAID-IN      ACCUMULATED    STOCKHOLDER'S
                                     SHARES     AMOUNT       CAPITAL        CAPITAL        DEFICIT         EQUITY
                                     ------    --------    ------------    ----------    -----------    -------------
BALANCE AT DECEMBER 31, 1996......      --     $     --    $  2,325,540    $       --    $(1,450,789)    $    874,751
  Incorporation...................     100      874,751      (2,325,540)           --      1,450,789               --
  Contribution....................      --           --              --     1,240,273             --        1,240,273
  Net loss........................      --           --              --            --     (1,266,776)      (1,266,776)
                                     ------    --------    ------------    ----------    -----------    -------------
BALANCE AT DECEMBER 31, 1997......     100      874,751              --     1,240,273     (1,266,776)         848,248
  Contribution....................      --           --              --       430,689             --          430,689
  Net loss........................      --           --              --            --       (517,411)        (517,411)
                                     ------    --------    ------------    ----------    -----------    -------------
BALANCE AT DECEMBER 31, 1998......     100      874,751              --     1,670,962     (1,784,187)         761,526
  Net loss from January 1, 1999 to
     March 31, 1999...............      --           --              --            --        (59,108)         (59,108)
                                     ------    --------    ------------    ----------    -----------    -------------
BALANCE AT MARCH 31, 1999.........     100     $874,751    $         --    $1,670,962    $(1,843,295)    $    702,418
                                     ------    --------    ------------    ----------    -----------    -------------
                                     ------    --------    ------------    ----------    -----------    -------------

                            See accompanying notes.

                              LIGHTSPEED NET, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,      THREE MONTHS
                                                                         ------------------------        ENDED
                                                                            1997          1998       MARCH 31, 1999
                                                                         -----------    ---------    --------------
OPERATING ACTIVITIES
Net loss..............................................................   $(1,266,776)   $(517,411)     $  (59,108)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization.......................................       500,692      666,126         188,166
  Provision for doubtful accounts.....................................        99,944       82,289              --
  Loss on sale or disposal of equipment...............................        25,427           --              --
  Changes in operating assets and liabilities:
     Accounts receivable..............................................      (263,282)     (83,640)          6,089
     Prepaid expenses.................................................        (1,119)      (2,145)        (26,558)
     Other current assets.............................................       (17,758)       2,554              --
     Other assets.....................................................       (18,490)      (4,500)        (30,063)
     Accounts payable.................................................       144,913       56,188         (93,983)
     Customer advances................................................        27,840       60,034              --
     Accrued expenses.................................................        70,281      (64,321)        (12,884)
     Unearned revenues................................................       185,479       79,078         241,354
                                                                         -----------    ---------      ----------
Net cash (used in) provided by operating activities...................      (512,849)     274,252         213,013
INVESTING ACTIVITIES
Purchases of property and equipment...................................      (696,561)    (700,323)       (144,165)
Proceeds from disposal of property and equipment......................        25,000           --              --
Acquisition of intangible assets......................................            --           --          (5,238)
                                                                         -----------    ---------      ----------
Net cash used in investing activities.................................      (671,561)    (700,323)       (149,403)
FINANCING ACTIVITIES
Shareholder's capital contributions...................................     1,240,273      430,689              --
                                                                         -----------    ---------      ----------
Net cash provided by financing activities.............................     1,240,273      430,689              --
                                                                         -----------    ---------      ----------
Net increase in cash..................................................        55,863        4,618          63,610
Cash at beginning of year.............................................            --       55,863          60,481
                                                                         -----------    ---------      ----------
Cash at end of period.................................................   $    55,863    $  60,481      $  124,091
                                                                         -----------    ---------      ----------
                                                                         -----------    ---------      ----------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes............................................   $       800    $     800      $       --
                                                                         -----------    ---------      ----------
                                                                         -----------    ---------      ----------

                            See accompanying notes.

                              LIGHTSPEED NET, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     Lightspeed Net, Inc. (the 'Company') is a regional provider of Internet access with targeted markets in central California. The Internet business operated as a line of business of Lightspeed Software, an affiliated company which is wholly owned by the sole shareholder of the Company, from March 27, 1995 through December 31, 1996. On June 28, 1996 the Company was incorporated and became a separate company beginning January 1, 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has had negative cash flows from operations in all periods except the period ended December 31, 1998 and March 31, 1999. In addition, management anticipates that its cash and working capital requirements in the short term cannot be met entirely from funds generated internally from operations.

     Management's operational and financing plans to address the above issues include continued focus on increasing its subscriber base and geographic coverage and obtaining equity and debt financing. The online services and internet markets are highly competitive. The Company believes that existing competitors, internet-based services, internet service providers, internet directory services and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase marketing spending; limit the Company's ability to expand its subscriber base and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives ranging between three to seven years.

  Impairment of Long-Lived Assets

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

                              LIGHTSPEED NET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Stock Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ('SFAS 123'). SFAS 123 allows companies to account for stock-based compensation under either the new provisions of SFAS 123 or the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ('APB 25'), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has chosen to continue accounting for its stock-based compensation in accordance with the provisions of APB 25.

  Revenue Recognition

     The Company recognizes internet access revenue when the services are provided. The Company offers contracts for internet access which are billed in the month prior to the month of service. The Company has deferred recognizing revenue on these advance billings until earned.

     In June 1995, the Company entered into a strategic alliance with ACN Communications ('ACN'), which provides for ACN to sell internet services provided by the Company as part of a telecommunications bundle of services. ACN markets, invoices and collects for these internet services provided by the Company. In return, ACN retains approximately 30% of the revenues received for these services, or a minimum of $22,000 per month. The remainder of the revenues are paid to the Company. Revenues from this alliance are included in access revenues in the statement of operations.

  Cost of Revenues

     Cost of access revenues primarily consists of telecommunication expenses inherent in the network infrastructure. Cost of access revenues also includes fees paid to lease the Company's backbone, other license fees paid to third-party software vendors, and product costs.

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. For the three months ended March 31, 1999 and for the years ended December 31, 1998 and 1997, the Company expensed $29,281, $201,276, and $254,510, respectively, as advertising costs.

  Income Taxes

     Historically, the Company has elected, by consent of its sole stockholder, to be taxed as a subchapter S corporation, as provided by the Internal Revenue Code and the California Revenue and Taxation Code. Accordingly, the Company's results of operations are reported in the individual income tax return of the sole shareholder. The Company recorded California franchise tax provisions of $800 for each of the years ended December 31, 1998 and 1997.

     The pro forma income tax information included in the statements of operations and Note 7 is presented in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as if the Company had been subject to Federal and certain state income taxes.

  Financial Instruments and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high credit quality financial institution. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for credit losses, and such losses

                              LIGHTSPEED NET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

have been within management's expectations. The concentration of credit risk is mitigated by the large customer base. The carrying amount of the receivables approximates their fair value.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Disruption of these services could have an adverse effect on operating results.

     Although the Company attempts to maintain vendors for required products, its modems, terminal servers, and high-performance routers, which are important components of its network, are each currently acquired from primarily one source for each product. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Computer equipment........................................................................    $2,387,639
Furniture, fixtures, and office equipment.................................................        64,392
Automobiles...............................................................................        30,013
                                                                                             ------------
                                                                                               2,482,044
Less accumulated depreciation.............................................................    (1,327,094)
                                                                                             ------------
                                                                                              $1,154,950
                                                                                             ------------
                                                                                             ------------

4. COMMITMENTS

     The Company leases office space under non-cancelable operating lease agreements. The leases generally provide for renewal terms and the Company is required to pay a portion of the common areas' expenses including maintenance, real estate taxes and other expense. Rent expense for the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997, was $41,797, $133,618, and $74,719, respectively.

     Minimum future lease payments under operating leases with initial terms of one year or more consist of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
1999......................................................................................     $164,460
2000......................................................................................      150,518
2001......................................................................................      137,052
2002......................................................................................       33,410
2003......................................................................................       16,705
Thereafter................................................................................           --
                                                                                             ------------
Total minimum lease payments..............................................................     $502,145
                                                                                             ------------
                                                                                             ------------

                              LIGHTSPEED NET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

5. STOCK OPTION PLAN

     On July 24, 1998, the Company adopted the Lightspeed Net, Inc. Grant of Incentive Stock Option (Option Plan) which permits the Company to grant stock options to the Company's President. Under the Option Plan, the Company's President may purchase up to eleven shares of the Company's common stock at a price of $33,333.63 per share, the fair market value of the common stock on the grant date as determined by the Company's Board of Directors. The options granted under the Option Plan are fully vested and shall expire five years from the date of grant. Subsequent to year end this award was modified. Refer to Note 9 for a possible settlement of these options.

     Stock option activity was as follows:

                                                                                 WEIGHTED
                                                                                 AVERAGE       EXERCISE
                                                                   NUMBER OF     EXERCISE     PRICE PER
                                                                    SHARES        PRICE         SHARE
                                                                   ---------    ----------    ----------
Outstanding at December 31, 1997................................       --       $       --    $       --
  Options granted...............................................       11        33,333.63     33,333.63
  Options exercised.............................................       --               --            --
  Options canceled or expired...................................       --               --            --
                                                                       --       ----------    ----------
Outstanding at December 31, 1998................................       11       $33,333.63    $33,333.63
                                                                       --       ----------    ----------
                                                                       --       ----------    ----------
Exercisable at December 31, 1998................................       11       $33,333.63    $33,333.63
                                                                       --       ----------    ----------
                                                                       --       ----------    ----------

     Had compensation expense related to the Option Plan been determined based on fair value at the grant date for options granted during the year ended December 31, 1998 and the three months ended March 31, 1999 under the provisions of SFAS 123, the Company's net loss would have been increased by $10,017 and $3,759, respectively. The effect of applying SFAS 123 for purposes of recognizing compensation expense is not necessarily representative of the effects on reported net income for future periods.

     The fair value of the option grant was estimated on the date of grant using the minimum value option pricing fair value model as provided for under SFAS 123, with the following weighted-average assumptions used for grants in 1998: dividend yield of 0%, a risk-free interest rate of 5.54%, and expected life of the option term of six months. The weighted average fair values of the options granted in 1998 with a stock price equal to the exercise price is $10,017.

     As of December 31, 1998, the Company had no reserved shares of common stock for future issuance under the Option Plan.

6. PROFIT SHARING PLAN

     On December 28, 1989, Lightspeed Software, formerly known as MacSoft, entered into the MacSoft Profit Sharing Plan and Trust (the Profit Plan). As the shareholder has started additional companies, the Profit Plan has covered the employees of those companies. Under the terms of the Profit Plan, the sole shareholder of the Company historically contributed 15% of the base salaries for all eligible employees to the plan. An employee becomes eligible for the Profit Plan after reaching the age of 21 and completing one year of service with the Company. Benefits under the Profit Plan vest at a rate of 20% per year after three to seven years of service. The Profit Plan for the Company and the affiliated companies is administered by a third party. Voluntary contributions to the Profit Plan in the amounts of $90,689 was made by the Company for the year ended December 31, 1997. In January 1999, the Company decided to make a voluntary contribution for the year ended December 31, 1998 in the amount of $168,175, which has been accrued as of December 31, 1998. There were no contributions for the three months ended March 31, 1999.

                              LIGHTSPEED NET, INC.
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

7. INCOME TAXES

     Upon consummation of an agreement with OneMain.com, Inc. ('OneMain.com') to sell the outstanding stock of the Company and concurrent with the related initial public offering of OneMain.com as more fully described in Note 9, the Company's status as an S Corporation under the Code will automatically terminate and normal federal and state corporate income tax rates will apply. Based upon the cumulative temporary differences, the Company would have recognized a deferred federal and state income tax asset of $59,748 as of December 31, 1998, with a full valuation allowance had the termination of its election to be treated as an S Corporation occurred on that date.

     No pro forma income tax benefit is reflected on the statement of operations as the Company would have provided a full valuation allowance against the deferred tax asset had it been a C Corporation.

8. RELATED PARTY TRANSACTIONS

     The Company provides loans to its employees which are payable monthly and bear an interest rate of 10%. Amounts receivable from employee loans at December 31, 1998, was $15,204, and is included in other assets on the balance sheet.

     The Company purchases most of its computer equipment from Lightspeed Technologies, Inc, an affiliated company which is wholly owned by the sole shareholder of the Company. Purchases from Lightspeed Technologies, Inc. for the year ended December 31, 1998 and the three months ended March 31, 1999 were $871,192 and $141,921, respectively. The Company believes that such purchases were made at the fair market value of the assets acquired.

     The Company leases a customer service center from the sole shareholder of the Company. Total rental expense for the year ended December 31, 1997 and 1998 and the three months ended March 31, 1999, were $60,000, $60,280, and $15,840, respectively. On November 10, 1998, the Company entered a new agreement effective December 1, 1998 for three years increasing the monthly rent to $5,280 per month.

     On November 11, 1998, the Company entered into a lease agreement for a 36 strand fiber optic connection between two of its facilities from Lightspeed Software. The lease agreement is effective December 1, 1998 for three years at $900 per month.

9. PENDING TRANSACTION

     The Company's stockholder has entered into an agreement whereby he will sell his shares in the Company to OneMain.com, Inc. ('OneMain.com'). The Company's sole stockholder will exchange the shares in the Company for cash and shares of common stock of OneMain.com concurrently with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's stockholder will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-fifth of the difference between total revenue for the Company for the 12 months ended June 30, 1999 and the revenues for the Company for the period from April 1, 1998 through June 30, 1998 multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the agreement, OneMain.com will become the sole stockholder of the Company, and subsequent to the acquisition, the Company will continue to exist. In connection with this agreement, the outstanding stock options will be canceled by a payment to the holder. As a result, in the period of cancellation the Company will recognize compensation expense equal to the amount payable for the cancellation.

     The related party transactions as described in Note 8 will be amended upon consummation of the acquisition discussed above so that all continuing obligations will be similar to terms and conditions of agreements/arrangements with unaffiliated third parties.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders of
JPS.Net Corporation

We have audited the accompanying balance sheet of JPS.Net Corporation as of December 31, 1998, and the related statements of operations, stockholders' deficit, and cash flows for the period January 31, 1997 (inception) to December 31, 1997, the year ended December 31, 1998, and the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JPS.Net Corporation at December 31, 1998 and the results of its operations and its cash flows for the period January 31, 1997 (inception) to December 31, 1997, the year ended December 31, 1998, and the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /S/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                              JPS.NET CORPORATION
                                 BALANCE SHEET

                                                                                                      DECEMBER 31,
                                                                                                          1998
                                                                                                      ------------
                                              ASSETS
Current assets:
  Cash and cash equivalents........................................................................   $  1,879,658
  Restricted cash..................................................................................        327,282
  Accounts receivable, net of allowance for doubtful accounts of $31,795...........................        348,742
  Short-term investments...........................................................................        300,000
  Inventory........................................................................................         13,500
  Notes receivable from related parties............................................................        292,101
  Prepaid expenses.................................................................................         31,127
  Other current assets.............................................................................          6,000
                                                                                                      ------------
     Total current assets..........................................................................      3,198,410
Property and equipment, net........................................................................        944,020
Lease and other deposits...........................................................................        179,482
                                                                                                      ------------
       Total assets................................................................................   $  4,321,912
                                                                                                      ------------
                                                                                                      ------------

                                LIABILITY AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note payable to former stockholder, current......................................................   $    289,543
  Accounts payable.................................................................................        193,847
  Accrued expenses.................................................................................        520,608
  Unearned revenues................................................................................      5,583,406
                                                                                                      ------------
     Total current liabilities.....................................................................      6,587,404
  Note payable to former stockholder, net of current portion.......................................        700,544
                                                                                                      ------------
     Total liabilities.............................................................................      7,287,948

Stockholders' deficit:
  Capital stock, no par value (10 million shares authorized; 4,708,947 shares issued and
     outstanding)..................................................................................         12,582
  Accumulated deficit..............................................................................     (2,978,618)
                                                                                                      ------------
     Total stockholders' deficit...................................................................     (2,966,036)
                                                                                                      ------------
     Total liabilities and stockholders' deficit...................................................   $  4,321,912
                                                                                                      ------------
                                                                                                      ------------

                            See accompanying notes.

                              JPS.NET CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                      FOR THE PERIOD
                                                                       JANUARY 31,
                                                                      (INCEPTION) TO     YEAR ENDED      THREE MONTHS
                                                                       DECEMBER 31,     DECEMBER 31,        ENDED
                                                                           1997             1998        MARCH 31, 1999
                                                                      --------------    ------------    --------------
REVENUES:
  Access revenues..................................................    $  2,060,390     $  6,711,797     $  3,206,677
  Other revenues...................................................          14,008        2,289,781          643,629
                                                                      --------------    ------------    --------------
     Total revenues................................................       2,074,398        9,001,578        3,850,306

COSTS AND EXPENSES:
  Costs of access revenues.........................................       1,096,207        3,723,345        1,636,737
  Costs of other revenues..........................................          23,395          105,447           32,912
  Operations and customer support..................................         483,344        1,723,719          690,072
  Sales and marketing..............................................         547,637        1,483,192          619,143
  General and administrative.......................................         889,137        2,595,107          816,335
  Amortization.....................................................          24,681          132,467           49,655
  Depreciation.....................................................           2,643           90,921           41,571
                                                                      --------------    ------------    --------------
     Total costs and expenses......................................       3,067,044        9,854,198        3,886,425
                                                                      --------------    ------------    --------------
Loss from operations...............................................        (992,646)        (852,620)         (36,119)

OTHER INCOME (EXPENSE):
  Interest income..................................................           8,911           50,700           45,086
  Interest expense.................................................          (8,932)         (22,327)         (21,756)
  Other............................................................              --          (87,613)            (584)
                                                                      --------------    ------------    --------------
Net loss...........................................................    $   (992,667)    $   (911,860)    $    (13,373)
                                                                      --------------    ------------    --------------
                                                                      --------------    ------------    --------------

                            See accompanying notes.

                              JPS.NET CORPORATION
                      STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                  COMMON STOCK                           TOTAL
                                                              ---------------------    ACCUMULATED    STOCKHOLDERS'
                                                               SHARES       AMOUNT       DEFICIT        DEFICIT
                                                              ---------    --------    -----------    ------------
BALANCE AT JANUARY 31, 1997 (INCEPTION)....................          --    $     --    $        --    $         --
  Issuance of capital stock................................   5,000,000      13,360             --          13,360
  Net loss.................................................          --          --       (992,667)       (992,667)
                                                              ---------    --------    -----------    ------------
BALANCE AT DECEMBER 31, 1997...............................   5,000,000      13,360       (992,667)       (979,307)
  Repurchase of capital stock..............................    (340,190)       (909)    (1,074,091)     (1,075,000)
  Issuance of capital stock................................      49,137         131             --             131
  Net loss.................................................          --          --       (911,860)       (911,860)
                                                              ---------    --------    -----------    ------------
BALANCE AT DECEMBER 31, 1998...............................   4,708,947      12,582     (2,978,618)     (2,966,036)
  Debt assumed by stockholder..............................          --     932,282             --         932,282
  Net loss from January 1, 1999
     to March 31, 1999.....................................          --          --        (13,373)        (13,373)
                                                              ---------    --------    -----------    ------------
BALANCE AT MARCH 31, 1999..................................   4,708,947    $944,864    $(2,991,991)   $ (2,047,127)
                                                              ---------    --------    -----------    ------------
                                                              ---------    --------    -----------    ------------

                            See accompanying notes.

                              JPS.NET CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                      FOR THE PERIOD
                                                                       JANUARY 31,
                                                                      (INCEPTION) TO     YEAR ENDED      THREE MONTHS
                                                                       DECEMBER 31,     DECEMBER 31,         ENDED
                                                                           1997             1998        MARCH 31, 1999
                                                                      --------------    ------------    ---------------
OPERATING ACTIVITIES:
Net loss...........................................................     $ (992,667)      $ (911,860)      $   (13,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization....................................         27,324          223,388            91,226
  Provision for doubtful accounts..................................             --           31,795            31,795
  Loss on disposal of fixed assets.................................         50,613           38,271                --
  Changes in operating assets and liabilities:
     Accounts receivable...........................................        (79,186)        (301,351)           66,797
     Inventory.....................................................             --          (13,500)               --
     Prepaid expenses and other current assets.....................       (109,636)        (219,592)         (223,708)
     Lease and other deposits......................................         (7,302)        (172,180)          (10,303)
     Accounts payable..............................................        354,328         (160,481)          (71,691)
     Accrued expenses..............................................        132,846          392,182            26,588
     Unearned revenues.............................................      1,730,649        3,852,757         1,712,852
                                                                      --------------    ------------    ---------------
Net cash provided by operating activities..........................      1,106,969        2,759,429         1,610,183
INVESTING ACTIVITIES:
Purchases of property and equipment................................       (371,578)        (912,038)         (207,825)
Increase in investments and restricted cash........................             --         (627,282)               --
                                                                      --------------    ------------    ---------------
Net cash used in investing activities..............................       (371,578)      (1,539,320)         (207,825)
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock.........................         13,360              131                --
Net proceeds from (payments on) notes payable, related parties.....         19,139         (108,472)               --
Decrease in due to/from stockholders...............................             --               --           (25,692)
                                                                      --------------    ------------    ---------------
Net cash provided by (used in) financing activities................         32,499         (108,341)          (25,692)
                                                                      --------------    ------------    ---------------
Net increase in cash and cash equivalents..........................        767,890        1,111,768         1,376,666
Cash and cash equivalents at beginning of year.....................             --          767,890         1,879,658
                                                                      --------------    ------------    ---------------
Cash and cash equivalents at end of period.........................     $  767,890       $1,879,658       $ 3,256,324
                                                                      --------------    ------------    ---------------
                                                                      --------------    ------------    ---------------
SUPPLEMENTAL CASH FLOW INFORMATION
Debt assumed by stockholder........................................     $       --       $       --       $   932,282
                                                                      --------------    ------------    ---------------
                                                                      --------------    ------------    ---------------

                            See accompanying notes.

                              JPS.NET CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

     JPS.Net Corporation (the 'Company') is a regional provider of Internet access. The Company was incorporated on January 31, 1997 under the laws of the State of California. All of the Company's stock was issued to two individuals for cash. These individuals had computer sales and consulting experience and in the months preceding the Company's incorporation, had begun to provide Internet access services to subscribers.

     The Company was formed with the intention of building an Internet access subscriber base and geographic coverage. The on-line services and Internet markets are highly competitive. The Company believes that existing competitors, Internet-based services, Internet service providers, Internet directory services and telecommunication companies are likely to enhance their service offerings resulting in greater competition for the Company. The competitive conditions could have the following effects: require additional pricing programs; increase spending on marketing; limit the Company's ability to expand its subscriber base; and result in increased attrition in the existing subscriber base. There can be no assurance that growth in the Company's revenues or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying financial statements have been presented in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has incurred losses of $992,667, $911,860, and $13,373 for the period from January 31, 1997 (date of inception) to December 31, 1997, the year ended December 31, 1998, and the three month period ended March 31, 1999, respectively. These losses have significantly weakened the Company's financial position and its ability to purchase equipment and meet current operating expenses, and at December 31, 1998, the Company's current liabilities exceeded its current assets by $3,388,994. Management believes that actions presently being taken, as described below, will provide the Company with sufficient funds to continue as a going concern.

     Effective November 1, 1998, the Company increased the prices it charges for its services by approximately 40%. The increase in prices charged is essential as the Company has no other immediate plans that will provide sufficient cash flows to meet current operating requirements. In the event the increase in prices reduces the number of customers substantially, the Company has plans to substantially reduce its staffing.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of this uncertainty.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              JPS.NET CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     At December 31, 1998, approximately $1,376,000 and $504,000 of the Company's cash and cash equivalents were held by Westamerica and National Bank of the Redwoods, respectively.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives, ranging between three to seven years. Leasehold improvements are amortized over the lesser of the related lease term or the useful life.

  Revenue Recognition

     The Company recognizes Internet access revenue when the services are provided. The Company offers contracts for Internet access that are generally paid for in advance by customers. The Company has deferred recognizing revenue on these advance payments and amortizes the amounts to revenue on a straight-line basis as the services are provided.

  Costs of Access Revenues

     Costs of access revenues primarily consist of telecommunication expenses inherent in the network infrastructure. Costs of access revenues also include reproduction fees for Web JPS.NET CORPORATION browser software, other license fees paid to third-party software vendors and product costs.

  Advertising Costs

     All advertising and promotion costs are expensed as incurred. During the period from January 31, 1997 (inception) to December 31, 1997, for the year ended December 31, 1998, and the three months ended March 31, 1999, the Company expensed $292,631, $546,729, and $264,528, respectively, as advertising costs.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ('SFAS 109'), Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

  Financial Instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Management believes that the credit risk related to its deposits with financial institutions is minimal.

     The Company grants credit without collateral to its customers, however, ongoing credit evaluations of customers' financial condition are performed. The Company maintains reserves for credit losses, and such

                              JPS.NET CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

losses have been within management's expectations. The concentration of credit risk is mitigated by the Company's large customer base.

  Sources of Supplies

     The Company relies on local telephone companies and other companies to provide data communications. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     Although the Company attempts to maintain vendors for required products, its modems, terminal servers, and high-performance routers, which are important components of its network, are each currently acquired from varied sources. In addition, some of the Company's suppliers have limited resources and production capacity. If the suppliers are unable to meet the Company's needs as it is building out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, having an adverse effect on operating results.

3. RESTRICTED CASH

     In 1998, the Company entered into an agreement with a financial institution (the 'Institution') whereby the Institution provided credit card processing and payment services to the Company. As a requirement of performing the services, the Institution required that the Company pay for such services and maintain an amount on deposit with the Institution equal to 10% of the total dollar amount of credit card receipts processed by the Institution on behalf of the Company over the course of the immediately preceding six months. Any amounts exceeding the 10% threshold described above were deposited in the Company's operating bank account. The Institution reserves the right to use the deposit as its first recourse to offset any losses it may incur due to the inability of the Company to perform services where payment was received in advance from customers, and where the Institution might be held liable by the customer or another financial institution under the terms of the credit card agreements with such customers or financial institutions. As of December 31, 1998 the total amounts held on reserve by the Institution were approximately $327,000.

4. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                                             DECEMBER 31,
                                                                                                 1998
                                                                                             ------------
Computer equipment........................................................................    $  507,090
Capitalized line installation.............................................................       541,515
Furniture, fixtures, and office equipment.................................................       136,534
                                                                                             ------------
                                                                                               1,185,139
Less: accumulated depreciation and amortization...........................................      (241,119)
                                                                                             ------------
                                                                                              $  944,020
                                                                                             ------------
                                                                                             ------------

5. NOTE PAYABLE TO FORMER STOCKHOLDER

     In September 1998, the Company entered into an agreement with a stockholder whereby the Company agreed to repurchase all of the outstanding shares held by the stockholder for $1,075,000. A note payable to the stockholder, in the amount of $1,075,000, bearing an annual interest rate of 7%, was issued by the Company at September 30, 1998, in exchange for the 340,190 shares held by the stockholder. The fair value of the shares repurchased was established based on an bona fide offer to purchase all the outstanding shares of the Company by another entity for approximately $15,800,000. This offer was rejected by the Company.

                              JPS.NET CORPORATION

5. NOTE PAYABLE TO FORMER STOCKHOLDER--(CONTINUED)

In accordance with Accounting Research Bulletin 43, the Company chose to allocate the purchase price of the stock between common stock and retained deficit. As a result, as of September 30, 1998, common stock was reduced by $909 or $0.0027 per share, based on the price paid by the stockholder at time of purchase. The remainder, or $1,074,091, was allocated to retained deficit.

     Scheduled payments of principal on the note payable for the next five years are as follows:

YEAR ENDING DECEMBER 31,                                                    AMOUNT
------------------------------------------------------------------------   --------
1999....................................................................   $289,543
2000....................................................................    321,135
2001....................................................................    344,350
2002....................................................................     35,059
                                                                           --------
                                                                           $990,087
                                                                           --------
                                                                           --------

6. LEASE COMMITMENTS

     The Company leases office space and various office and computer equipment under noncancelable operating lease agreements. The leases generally provide for renewal terms. Rent expense for the period January 31, 1997 (inception) to December 31, 1997, the year ended December 31, 1998, and the three months ended March 31, 1999, was approximately $78,000, $233,000, and $136,000, respectively.

     Minimum future lease payments under operating leases are summarized as follows:

YEAR ENDING DECEMBER 31,                                                   AMOUNT
----------------------------------------------------------------------   ----------
1999..................................................................   $1,650,030
2000..................................................................    1,088,557
2001..................................................................      207,284
2002..................................................................        6,483
2003..................................................................        4,750
                                                                         ----------
Total minimum lease payments..........................................   $2,957,104
                                                                         ----------
                                                                         ----------

7. INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of potential deferred tax assets and deferred tax liabilities are presented below:

                                                                         DECEMBER 31,
                                                                             1998
                                                                         ------------
Net operating losses..................................................    $  739,940
Accrued expenses......................................................        12,665
                                                                         ------------
Total deferred tax assets.............................................       752,605
Depreciation and amortization.........................................       (37,779)
                                                                         ------------
Net deferred tax asset................................................       714,826
Valuation allowance...................................................      (714,826)
                                                                         ------------
Net deferred tax asset................................................    $       --
                                                                         ------------
                                                                         ------------

     The Company is in a net deferred tax asset position at 1998 (before the consideration of a valuation allowance). However, in light of the Company's history of operating losses, the Company has established a valuation reserve for the entire amount of the net deferred tax assets.

                              JPS.NET CORPORATION

7. INCOME TAXES--(CONTINUED)

     The income tax provisions for Federal and state income taxes for the period from January 31, 1997 (inception) to December 31, 1997, the year ended December 31, 1998, and for the three months ended March 31, 1999 are zero.

     Due to aforementioned uncertainties concerning the Company's ability to realize its deferred tax assets, the Company has not recognized any income tax benefit on the statements of operations.

     The pro forma income tax information included in the statements of operations and Note 7 is presented in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as if the Company had been subject to Federal and certain state income taxes.

  Effective Rate Reconciliation

                                                                 DECEMBER 31,              THREE MONTHS
                                                          --------------------------          ENDED
                                                            1997            1998          MARCH 31, 1999
                                                          ---------      -----------      --------------
U.S. statutory rate....................................          34%              34%               34%
                                                          ---------      -----------      --------------
Income tax provision at U.S. statutory rate............   $ 337,507      $   310,032        $    4,546
State taxes............................................      59,560           54,712               802
Other..................................................    (397,067)        (364,744)           (5,348)
                                                          ---------      -----------      --------------
Income tax benefit.....................................   $      --      $        --        $       --
                                                          ---------      -----------      --------------
                                                          ---------      -----------      --------------

8. RELATED PARTY TRANSACTIONS

     The Company had notes receivable from related parties which totaled $292,101 as of December 31, 1998. The first note receivable amounted to $163,438 as of December 31, 1998, and relates to a line of credit to a stockholder approved by the Company. The line of credit may not exceed $300,000. The note is payable on demand and accrues interest at a rate of 5% annually on unpaid balances. The second note receivable amounted to $116,112 as of December 31, 1998, and relates to a loan made by the Company to a former stockholder. The note is payable on demand and accrues interest at a rate of 7% annually on unpaid balances. A third note receivable amounted to $12,551 as of December 31, 1998 and reflects to a loan made by the Company to a related company. The note is payable on demand and accrues interest at a rate of 5% annually on unpaid balances.

     The Company had two notes payable which it assumed on behalf of a related party and which amounted to $19,139 at December 31, 1997. The first note payable amounted to $8,396 as of December 31, 1997, and related to a loan by an acquaintance of a stockholder of the Company, which was assumed by the Company upon its incorporation. The note was paid off in full in 1998. The second note payable, which amounted to $10,743 at December 31, 1997, related to a loan by a relative of a stockholder of the Company, which was assumed by the Company upon its incorporation. The note was paid off in full in 1998.

9. LITIGATION

     The Company is involved in litigation arising in the ordinary course of business. After consultation with legal counsel, management anticipates that these matters will be resolved without material adverse effect on the Company's financial position.

10. PENDING TRANSACTION

     The Company and its stockholders have entered into an agreement whereby the stockholders will sell their stock in the Company to OneMain.com, Inc. ('OneMain.com'). The Company's stockholders will exchange their stock in the Company for cash and shares of common stock of OneMain.com concurrently

                              JPS.NET CORPORATION

10. PENDING TRANSACTION--(CONTINUED)

with the consummation of the initial public offering of the common stock of OneMain.com. Additionally, the Company's stockholders will be given additional consideration, contingent upon certain operational and earnings margin requirements, which shall be equal to one-half of the difference between total revenue for the Company for the 12 months ended September 30, 1999 and the revenues for the Company for the period from June 1, 1998 through September 30, 1998 multiplied by four. The amount of the additional consideration will be payable in either cash or stock, at the option of OneMain.com. Upon consummation of the acquisition, OneMain.com will become the sole stockholder of the Company.

     The related party transactions as described in Note 8 will be amended upon consummation of the acquisition discussed above so that all continuing obligations will be similar to terms and conditions of agreements/arrangements with unaffiliated third parties.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
TGF Technologies, Inc.

We have audited the statements of operations, changes in stockholders' equity (deficit), and cash flows of TGF Technologies, Inc. for the three months ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TGF Technologies, Inc. for the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

McLean, Virginia
May 13, 1999

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
TGF Technologies, Inc.

We have audited the accompanying balance sheet of TGF Technologies, Inc. as of December 31, 1998, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TGF Technologies, Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Burlington, Vermont
February 6, 1999

                             TGF TECHNOLOGIES, INC.
                                 BALANCE SHEET

                                                                                                         1998
                                                                                                      -----------
                                              ASSETS
Current assets:
  Cash and cash equivalents........................................................................   $   209,877
  Accounts receivable trade, net of allowance of $85,000...........................................       395,284
  Other receivables................................................................................         9,178
  Deposits and prepaid lease expense...............................................................         6,839
  Related party receivables (note 4)...............................................................         5,938
                                                                                                      -----------
     Total current assets..........................................................................       627,116
Property and equipment (note 3):
  Computer, telecommunications and office equipment................................................     2,334,396
  Furniture and fixtures...........................................................................        78,920
  Software.........................................................................................       122,611
                                                                                                      -----------
                                                                                                        2,535,927
  Less accumulated depreciation....................................................................    (1,539,335)
                                                                                                      -----------
     Net property and equipment....................................................................       996,592
Deposits and prepaid lease expense.................................................................        15,970
                                                                                                      -----------
     Total assets..................................................................................   $ 1,639,678
                                                                                                      -----------
                                                                                                      -----------
                               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current installments of obligations under capital leases (note 3)................................   $   311,878
  Trade accounts payable (note 4)..................................................................       274,187
  Note payable-related party (note 4)..............................................................       250,000
  Accrued telecommunications charges...............................................................        97,050
  Other accrued expenses and current liabilities...................................................       118,741
  Customer deposits................................................................................        95,034
  Deferred revenue.................................................................................       279,991
                                                                                                      -----------
     Total current liabilities.....................................................................     1,426,881
Long-term liabilities:
  Obligations under capital leases, excluding current installments (note 3)........................       262,119
                                                                                                      -----------
     Total liabilities.............................................................................     1,689,000
Stockholders' deficit:
  Common stock, no par value;
     100 shares authorized, issued and outstanding.................................................       500,000
  Additional paid-in capital.......................................................................     1,850,178
  Accumulated deficit..............................................................................    (2,399,500)
                                                                                                      -----------
     Total stockholders' deficit...................................................................       (49,322)
                                                                                                      -----------
     Total liabilities and stockholders' deficit...................................................   $ 1,639,678
                                                                                                      -----------
                                                                                                      -----------

                            See accompanying notes.

                             TGF TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,        THREE MONTHS
                                                                     ------------------------          ENDED
                                                                        1997          1998         MARCH 31, 1999
                                                                     ----------    ----------    ------------------
REVENUES:
  Access revenues.................................................   $2,460,523    $4,864,132        $1,579,550
  Other revenues..................................................       51,558        90,440            22,184
                                                                     ----------    ----------    ------------------
     Total revenues...............................................    2,512,081     4,954,572         1,601,734
COSTS AND EXPENSES:
  Costs of access revenues........................................      995,551     1,747,470           518,114
  Costs of other revenues.........................................       57,511        10,045               921
  Operations and customer support.................................      467,766       701,342           292,654
  Sales and marketing.............................................      523,765       649,803           191,500
  General and administrative......................................      905,108     1,403,596           392,785
  Depreciation and amortization...................................      478,294       568,597           147,888
                                                                     ----------    ----------    ------------------
     Total costs and expenses.....................................    3,427,995     5,080,853         1,543,862
                                                                     ----------    ----------    ------------------
     (Loss) income from operations................................     (915,914)     (126,281)           57,872
OTHER INCOME (EXPENSE):
  Interest income.................................................        1,168           730               105
  Interest expense................................................      (70,549)      (61,694)          (22,397)
  Other...........................................................           --        (4,521)           (1,608)
                                                                     ----------    ----------    ------------------
(Loss) income before income tax provision.........................     (985,295)     (191,766)           33,972
Provision for income taxes........................................           --            --             1,353
                                                                     ----------    ----------    ------------------
Net (loss) income.................................................   $ (985,295)   $ (191,766)       $   32,619
                                                                     ----------    ----------    ------------------
                                                                     ----------    ----------    ------------------

                            See accompanying notes.

                             TGF TECHNOLOGIES, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       ADDITIONAL                          TOTAL
                                                            COMMON      PAID-IN       ACCUMULATED      STOCKHOLDERS'
                                                            STOCK       CAPITAL         DEFICIT       EQUITY-(DEFICIT)
                                                           --------    ----------    -------------    ----------------
BALANCE AT DECEMBER 31, 1996............................   $500,000    $  776,683     $(1,222,439)        $ 54,244
  Capital contributions.................................         --       543,495              --          543,495
  Net loss..............................................         --            --        (985,295)        (985,295)
                                                           --------    ----------    -------------    ----------------
BALANCE AT DECEMBER 31, 1997............................    500,000     1,320,178      (2,207,734)        (387,556)
  Capital contributions.................................         --       530,000              --          530,000
  Net loss..............................................         --            --        (191,766)        (191,766)
                                                           --------    ----------    -------------    ----------------
BALANCE AT DECEMBER 31, 1998............................    500,000     1,850,178      (2,399,500)         (49,322)
  Debt assumed by stockholder...........................         --        30,000              --           30,000
  Net income from January 1,
     1999 to March 31, 1999.............................         --            --          32,619           32,619
                                                           --------    ----------    -------------    ----------------
BALANCE AT MARCH 31, 1999...............................   $500,000    $1,880,178     $(2,366,881)        $ 13,297
                                                           --------    ----------    -------------    ----------------
                                                           --------    ----------    -------------    ----------------

                            See accompanying notes.

                             TGF TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------------------
                                                                                 1997                        1998
                                                                       ------------------------    ------------------------
OPERATING ACTIVITIES:
Net (loss) income...................................................          $ (985,295)                 $ (191,766)
Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
    Depreciation and amortization...................................             478,294                     568,597
    Loss on sale of property and equipment..........................                  --                       4,279
    Deferred tax provision..........................................                  --                          --
    Bad debt expense................................................              11,345                     127,384
    Changes in net assets and liabilities:
      Increase in accounts receivable trade.........................            (137,047)                   (311,011)
      Decrease (increase) in other receivables......................              19,436                      (4,254)
      Decrease (increase) in other current assets...................               5,394                      14,758
      Increase in related party receivables.........................                  --                      (5,324)
      Increase (decrease) in trade accounts payable.................             374,584                    (317,850)
      Increase in other accrued expenses and current liabilities....              57,316                     105,599
      Increase in customer deposits.................................              32,982                      50,605
      Increase in deferred revenue..................................             128,723                     119,543
                                                                             -----------                 -----------
      Net cash (used in) provided by operating activities...........             (14,268)                    160,560
INVESTING ACTIVITIES:
Purchases of property and equipment.................................             (56,427)                   (260,317)
Proceeds from sale of property and equipment........................                  --                       4,892
                                                                             -----------                 -----------
      Net cash used in investing activities.........................             (56,427)                   (255,425)
FINANCING ACTIVITIES:
Principal payments under capital lease obligations..................            (493,385)                   (486,589)
Deposits and prepayments made on lease obligations..................             (15,462)                         --
Capital contributions...............................................             543,495                     530,000
Issuance of note payable-related party..............................                  --                     250,000
Repayments on long-term debt assumed through acquisitions...........                  --                          --
Net advances from related parties...................................                  --                          --
                                                                             -----------                 -----------
Net cash provided by financing activities...........................              34,648                     293,411
                                                                             -----------                 -----------
Net (decrease) increase in cash.....................................             (36,047)                    198,546
Cash at beginning of year...........................................              47,378                      11,331
                                                                             -----------                 -----------
Cash at end of period...............................................          $   11,331                     209,877
                                                                             -----------                 -----------
                                                                             -----------                 -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest..............................................          $   70,549                  $   61,694
                                                                             -----------                 -----------
                                                                             -----------                 -----------
Cash paid for income taxes..........................................                 542                         575
                                                                             -----------                 -----------
                                                                             -----------                 -----------
Capital lease obligations of $895,709 and $303,043 were incurred in
  1997 and 1998, respectively.
Debt assumed by stockholder.........................................          $       --                  $       --
                                                                             -----------                 -----------
                                                                             -----------                 -----------

                                                                       THREE MONTHS
                                                                          ENDED
                                                                      MARCH 31, 1999
                                                                      --------------
OPERATING ACTIVITIES:
Net (loss) income...................................................    $   32,619
Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
    Depreciation and amortization...................................       147,888
    Loss on sale of property and equipment..........................            --
    Deferred tax provision..........................................         1,353
    Bad debt expense................................................        40,000
    Changes in net assets and liabilities:
      Increase in accounts receivable trade.........................       (13,714)
      Decrease (increase) in other receivables......................            --
      Decrease (increase) in other current assets...................       (96,044)
      Increase in related party receivables.........................            --
      Increase (decrease) in trade accounts payable.................      (221,000)
      Increase in other accrued expenses and current liabilities....        73,166
      Increase in customer deposits.................................        10,984
      Increase in deferred revenue..................................        85,968
                                                                      --------------
      Net cash (used in) provided by operating activities...........        61,220
INVESTING ACTIVITIES:
Purchases of property and equipment.................................      (382,055)
Proceeds from sale of property and equipment........................            --
                                                                      --------------
      Net cash used in investing activities.........................      (382,055)
FINANCING ACTIVITIES:
Principal payments under capital lease obligations..................       227,686
Deposits and prepayments made on lease obligations..................            --
Capital contributions...............................................            --
Issuance of note payable-related party..............................            --
Repayments on long-term debt assumed through acquisitions...........      (220,000)
Net advances from related parties...................................       110,000
                                                                      --------------
Net cash provided by financing activities...........................       117,686
                                                                      --------------
Net (decrease) increase in cash.....................................       203,149
Cash at beginning of year...........................................       209,877
                                                                      --------------
Cash at end of period...............................................    $    6,728
                                                                      --------------
                                                                      --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest..............................................    $   22,397
                                                                      --------------
                                                                      --------------
Cash paid for income taxes..........................................    $       --
                                                                      --------------
                                                                      --------------
Capital lease obligations of $895,709 and $303,043 were incurred in
  1997 and 1998, respectively.
Debt assumed by stockholder.........................................    $   30,000
                                                                      --------------
                                                                      --------------

                            See accompanying notes.

                             TGF TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

     TGF Technologies, Inc. (the 'Company') or ('TGF') was incorporated in Vermont on May 9, 1994 and commenced operations in November 1994. The stock of the Company is owned by NWST Corporation and Together Foundation for Global Unity (the 'Foundation'). The Company is a regional provider of Internet access and offers a broad spectrum of Internet access services to both individual and business customers ranging from dial-up services to continuous access services using dedicated telephone connections and Web hosting services. The principal market areas are Vermont, Central New Hampshire, Eastern New York and to a lesser extent, Southeastern Quebec.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (B) REVENUE RECOGNITION AND CUSTOMER DEPOSITS

     The Company recognizes revenue when services are provided. Services are generally billed one month in advance. Advance billings are recorded as deferred revenue and recognized as revenue when earned. Collections relating to future access services are recorded as customer deposits.

     (C) BARTERED SERVICES

     The Company participates in bartered services transactions with certain media organizations. In exchange for free Internet service from the Company, these organizations provide advertising services to the Company. The Company also provides Internet access to various local organizations at no charge. These transactions are recognized by the Company as Internet access revenues and marketing expense in equal amounts at the fair value of Internet access services provided by the Company. The Company has recognized bartered services transactions in the amount of $63,720, $93,480, and $24,616 in 1997, 1998, and the three months ended March 31, 1999, respectively.

     (D) CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     (E) PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets for property and equipment acquired after January 1, 1996. Property and equipment acquired prior to January 1, 1996 are depreciated using the double declining balance method. The estimated useful lives of the assets range from three (3) to seven (7) years. The Company leases certain of its data communications and other equipment under capital lease agreements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments or the fair value of the assets under the lease. Assets under capital lease are depreciated over their estimated useful lives or the lease term as applicable.

                             TGF TECHNOLOGIES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (F) INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (G) FOREIGN CURRENCY

     The Company transacts some of its business in Canadian dollars. This activity has been remeasured into the Company's functional currency (U.S. dollars) as of year end. Foreign exchange gain or loss is recorded as a component of general and administrative expense, and was not material in 1998 and the three months ended March 31, 1999.

     (H) ADVERTISING COSTS

     The Company incurs advertising costs associated with the marketing of its services. These costs of advertising are expensed either as incurred or the first time the advertising takes place, depending on the nature of expense. Advertising expense, including advertising expense related to bartered transactions, totaled $199,065, $157,196, and $38,714 for the years ended December 31, 1997 and 1998, and the three months ended March 31, 1999, respectively.

     (I) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company reviews the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the expected future cash flows from the use of such assets (undiscounted and without interest charges) are less than the carrying value, the Company's policy is to record a write-down that is determined based on the difference between the carrying value of the asset and its estimated fair value.

     (J) FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The cash is held by a high credit quality financial institution. For accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The concentration of credit risk is mitigated by the large customer base.

     The Company relies on local telephone companies and other companies to provide data communications. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     The carrying value of short-term financial instruments, including cash and cash equivalents, trade accounts receivable and payable and certain accrued liabilities, approximates their carrying amounts in the financial statements due to the short maturity of such instruments. The carrying amount of note payable-related party approximates its fair value based on the Company's ability to obtain borrowings with similar terms from a related party.

                             TGF TECHNOLOGIES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     (K) RECENT PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ('SFAS 130'), Comprehensive Income which is required to be adopted in the year ended December 31, 1998. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the Statement of Stockholders' Equity. The adoption of SFAS 130 did not have any effect on the Company's financial statements as the Company does not have any elements of comprehensive income.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ('SFAS 131'), Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted for the year ended December 31, 1998. SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. Because the Company has only one reportable segment, the additional disclosures for segment information on the financial statements are not required.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 ('SOP 98-1') Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. TGF adopted the SOP early as of January 1, 1998. There was no significant impact on the Company's financial statements upon adoption of this pronouncement.

  Commitments

     In order to provide local access numbers to its current subscriber base, the Company must enter into agreements with various providers to provide telecommunications lines. The terms of the agreements vary in length but generally do not exceed five years. In the event TGF no longer required the service of these telecommunications lines the Company would be liable for termination fees levied by such providers.

3. LEASES

     The Company leases certain equipment under capital lease agreements that expire at various dates through December 2002. At December 31, 1998, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

                                                                                      1998
                                                                                   ----------
Computer and telecommunications equipment.......................................   $1,685,114
Less accumulated amortization...................................................   (1,021,640)
                                                                                   ----------
                                                                                   $  663,474
                                                                                   ----------
                                                                                   ----------

     Amortization of assets held under capital lease is included with depreciation expense.

     The Company also has several operating leases, primarily for office space and office equipment, with expiration dates through October 2001. Rental expense for operating leases for the years ended 1997 and 1998, and for the three months ended March 31, 1999 was $88,514, $143,835, and $42,703, respectively.

                             TGF TECHNOLOGIES, INC.

3. LEASES--(CONTINUED)

     Future minimum lease payments under capital and operating leases as of December 31, 1998 are as follows:

  YEAR ENDED DECEMBER 31:                                                 CAPITAL LEASES    OPERATING LEASES
                                                                          --------------    ----------------
  1999.................................................................      $349,285           $124,069
  2000.................................................................       227,545            125,821
  2001.................................................................        46,955             12,775
  2002.................................................................         2,508                 --
                                                                          --------------    ----------------
  Total minimum lease payments.........................................      $626,293           $262,665
                                                                                            ----------------
                                                                                            ----------------
  Less amounts representing interest...................................        52,296
                                                                          --------------
  Present value of minimum capital lease payments......................       573,997
  Less current installments of obligations under capital leases........       311,878
                                                                          --------------
  Obligations under capital leases, excluding current
  installments.........................................................      $262,119
                                                                          --------------
                                                                          --------------

  4. RELATED PARTY TRANSACTIONS

     The Company leases office space from a company related by common ownership. The lease is an informal agreement for $1,000 a month through June 30, 1997 and $2,500 a month thereafter. Rent expense for the years ended December 31, 1997 and 1998 and the three months ended March 31, 1999 was $21,000, $30,000, and $7,500 respectively. Rent payable of $1,000 at December 31, 1998 is included in accounts payable.

     The Company pays some operating expenses, such as postage, telephone and employee benefits, for the Foundation. In addition, the Company collects some cash receipts for credit card sales by the Foundation. The expenses generally exceed the cash receipts and the Foundation reimburses the Company monthly. At December 31, 1998, the Company has recorded a receivable of $5,938 from the Foundation.

     The Chairperson of the Board of Directors (a related party by common stock ownership) provides financial support to the Company for operating needs. Capital contributions in the amounts of $530,000 was contributed by this related party to TGF during 1998. During 1998 the Company borrowed $250,000 from the Chairperson. The note is non-interest bearing, unsecured and due on demand.

                             TGF TECHNOLOGIES, INC.

5. INCOME TAXES

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 are presented below:

                                                                                       1998
                                                                                     ---------
Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful
     accounts.....................................................................   $  17,900
  Property and equipment, principally due to differences in depreciation..........      21,700
  Accrued compensation............................................................       9,400
  Net operating loss carryforwards................................................     464,300
                                                                                     ---------
  Total gross deferred tax assets.................................................     513,300
  Less valuation allowance........................................................    (513,300)
                                                                                     ---------
  Net deferred tax assets.........................................................   $      --
                                                                                     ---------
                                                                                     ---------

     The Company has provided a valuation allowance for net deferred tax assets since realization of these benefits cannot be reasonably assured.

     At December 31, 1998, the Company has net operating loss carryforwards of approximately $2,200,000 which may be used to offset future taxable income. The loss carryforwards expire in the years 2009 through 2013.

     Income tax provision was comprised of the following:

                                                                                  THREE MONTHS
                                                                                     ENDED
                                                                                 MARCH 31, 1999
                                                                                 --------------
Current:
  Federal.....................................................................       $   --
  State.......................................................................        1,353
                                                                                    -------
                                                                                      1,353
Deferred:
  Federal.....................................................................           --
  State.......................................................................           --
                                                                                    -------
                                                                                         --
                                                                                    -------
                                                                                     $1,353
                                                                                    -------
                                                                                    -------