Form 10-Q
period 2000-03-31
ONEMAIN COM INC
filed 2000-05-16
CIK 1075530

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number 000-25599

                                ONEMAIN.COM, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                          7375                  11-3460073
-------------------------------    -------------------------    ----------------
(State or other jurisdiction of        (Primary Standard        (I.R.S. Employer
 incorporation or organization)    industrial classification     identification
                                           number)                  number)

                           1860 Michael Faraday Drive
                                    2nd Floor
                             Reston, Virginia 20190
                                  703-375-3000
    (Address, including zip code, and telephone number, including area code, of principal executive offices)
                             -----------------------
                                Stephen E. Smith
                      Chairman and Chief Executive Officer
                                OneMain.com, Inc.
                           1860 Michael Faraday Drive
                                    2nd Floor
                             Reston, Virginia 20190
                                 (703) 375-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 12, 2000

       Common Stock $.001 par value                     Number of Shares
       ----------------------------                     ----------------
                                                           25,076,558

================================================================================

                                ONEMAIN.COM, INC.

                                      Index

                                                                                           Page

Part I. - Financial Information                                                               3

      Item 1   Financial Statements
               Consolidated Balance Sheets as of
                 March 31, 2000 and December 31, 1999                                         4

               Consolidated Statements of Operations
                 For the Three Months Ended March 31, 2000 and March 31, 1999                 5

               Consolidated Statements of Cash Flows
                 For the Three Months Ended March 31, 2000 and March 31, 1999                 6

               Consolidated Statements of Stockholders' Equity
                 For the Three Months Ended March 31, 2000 and March 31, 1999                 7

               Notes to Consolidated Financial Statements                                     8

      Item 2   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                         10

      Item 3   Quantitative and Qualitative Disclosures About Market Risk                    17

Part II. - Other Information                                                                 17

      Item 1   Legal Proceedings
      Item 2   Changes in Securities and Use of Proceeds
      Item 6   Exhibits and Reports on Form 8-K

Signatures                                                                                   18

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

                                ONEMAIN.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                               March 31,      December 31,
                                                                                 2000            1999
                                                                              ----------      ------------
                                                                              (Unaudited)

ASSETS
Cash and cash equivalents ................................................     $  16,227        $  27,099
Marketable securities ....................................................           830           15,789
Accounts receivable, net of allowance for doubtful accounts of  $1,743 and
   $1,476 at March 31, 2000 and December 31, 1999, respectively ..........         5,527            5,474
Prepaid expenses and other current assets ................................         4,740            3,760
                                                                               ---------        ---------
   Total current assets ..................................................        27,324           52,122
Restricted marketable securities .........................................         1,785                -
Property and equipment, net ..............................................        62,484           53,099
Goodwill, net ............................................................       186,048          203,013
Customer lists, net ......................................................       114,823          125,747
Other assets .............................................................           823              912
                                                                               =========        =========
   Total assets ..........................................................     $ 393,287        $ 434,893
                                                                               =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable .........................................................     $   8,164        $   9,338
Accrued expenses .........................................................        17,457           14,320
Unearned revenue .........................................................        25,482           23,228
Restructuring reserve ....................................................         7,045                -
Current portion of capital lease obligations .............................        11,062            8,754
Current portion of long-term debt ........................................           441            1,096
Notes payable to related parties .........................................             -            1,187
Deferred income tax liability ............................................        17,661           17,661
Other current liabilities ................................................           820            7,467
                                                                               ---------        ---------
   Total current liabilities .............................................        88,132           83,051
Capital lease obligations, net of current portion ........................        14,148           10,867
Long-term debt, net of current portion ...................................         4,801            4,922
Deferred income tax liability ............................................        20,592           24,846
Other liabilities ........................................................           318              333
                                                                               ---------        ---------
   Total liabilities .....................................................       127,991          124,019
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
  no shares issued or outstanding ........................................             -                -
Common stock, $.001 par value; 100,000,000 shares authorized,
  25,076,558 and 24,934,906 shares issued and outstanding
  at March 31, 2000 and December 31, 1999, respectively ..................            25               25
Additional paid-in capital ...............................................       395,306          392,859
Accumulated deficit ......................................................      (130,035)         (82,010)
                                                                               ---------        ---------
    Total stockholders' equity ...........................................       265,296          310,874
                                                                               =========        =========
    Total liabilities and stockholders' equity ...........................     $ 393,287        $ 434,893
                                                                               =========        =========


                             See accompanying notes.

                                ONEMAIN.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                          For the three months ended March 31,

                                                                2000               1999
                                                           -------------       ------------

Revenues:
    Access revenues ....................................    $     38,431       $          -
    Other revenues .....................................           1,381                  -
                                                            ------------       ------------
        Total revenues .................................          39,812                  -
Costs and expenses:
    Cost of access revenues ............................          14,598                  -
    Cost of other revenues .............................             502                  -
                                                            ------------       ------------
        Total costs of revenues ........................          15,100                  -
                                                            ------------       ------------
       Gross margin ....................................          24,712                  -
Operating expenses:
    Operations and customer support ....................           7,988                  -
    Sales and marketing ................................           9,051                  -
    General and administrative (exclusive of non-cash
       compensation expense shown below) ...............          13,118                910
    Restructuring charge ...............................           7,179                  -
    Non-cash compensation expense ......................               -              2,469
    Amortization .......................................          34,224                  -
    Depreciation .......................................           5,108                  -
    Other (income), net ................................             (57)                 -
                                                            ------------       ------------
        Total operating expenses .......................          76,611              3,379
Loss from operations ...................................         (51,899)            (3,379)
Non-operating income:
Interest income ........................................             223                 24
Interest expense .......................................            (587)               (16)
                                                            ------------       ------------
        Total non-operating income, net ................            (364)                 8
                                                            ------------       ------------
Loss before income tax benefit .........................         (52,263)            (3,371)
Income tax benefit .....................................           4,238                  -
                                                            ------------       ------------
Net loss ...............................................    $    (48,025)      $     (3,371)
                                                            ============       ============

Basic and diluted net loss per share ...................    $      (1.92)      $      (0.60)
                                                            ============       ============
Shares used in the calculation of basic and
    diluted net loss per share .........................      25,002,439          5,622,939
                                                            ============       ============

                            See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                         For the three months ended March 31,

                                                                            2000                    1999
                                                                       ----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................................       $ (48,025)               $  (3,371)
Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization ..................................................          34,224                        -
    Depreciation ..................................................           5,108                        -
    Provision for bad debts .......................................             268                        -
    Deferred income tax benefit ...................................          (4,238)                       -
    Issuance of warrants for consulting services ..................             101                        -
    Non-cash compensation .........................................               -                    2,469
    Changes in operating assets and liabilities:
       Accounts receivable ........................................            (272)                       -
       Prepaid expenses and other current assets ..................          (1,010)                       -
       Other assets ...............................................             119                     (433)
       Unearned revenue ...........................................           1,886                        -
       Accounts payable ...........................................          (2,422)                     912
       Accrued expenses ...........................................           2,671                        -
       Restructuring reserve ......................................           7,045                        -
       Other liabilities ..........................................            (573)                       -
                                                                          ---------                ---------
  Net cash used in operating activities ...........................          (5,118)                    (423)
                                                                          ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired ..................         (10,458)                 (68,073)
Maturities of marketable securities ...............................          15,740                        -
Investments in marketable securities ..............................            (781)                       -
Increase in restricted marketable securities ......................          (1,785)                       -
Purchases of property, plant and equipment ........................          (3,958)                       -
                                                                          ---------                ---------
  Net cash (used in) investing activities .........................          (1,242)                 (68,073)
                                                                          ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt assumed through acquisitions ..........               -                   (6,310)
Repayment of capital lease obligations ............................          (3,109)                       -
Repayment of notes payable ........................................          (1,403)                       -
Proceeds from issuance of common stock in initial public offering
   net of underwriter discounts and offering costs ................               -                  165,533
Proceeds from note payable to founder .............................               -                      500
                                                                          ---------                ---------
      Net cash (used in) provided by financing activities .........          (4,512)                 159,723
                                                                          ---------                ---------

Net (decrease) increase in cash and cash equivalents ..............         (10,872)                  91,227
Cash and cash equivalents, beginning of period ....................          27,099                      172
                                                                          ---------                ---------

CASH and CASH EQUIVALENTS, END OF PERIOD ..........................       $  16,227                $  91,399
                                                                          =========                =========

Supplemental disclosure of cash flow information

Issuance of common stock for acquisitions .........................       $   2,346                $ 141,362
                                                                          =========                =========
Acquisition of property and equipment through issuance of capital
   lease obligations and accounts payable .........................       $   9,534                $       -
                                                                          =========                =========

                            See accompanying notes.

                                ONEMAIN.COM, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)
                                   (Unaudited)


                                                              Common Stock     Additional                   Stock          Total
                                                            ----------------    Paid-In    Accumulated  Subscriptions  Stockholders'
                                                            Shares    Amount    Capital      Deficit     Receivable        Equity
                                                            ------    ------    -------      -------     ----------        ------

Balance at December 31, 1998 .............................  4,782    $     5   $      53   $    (765)    $     (11)     $    (718)

Issuance of Common Stock .................................    100          -           5           -            (5)             -

Issuance of Common Stock in connection with initial
    public offering, net of  underwriters' discounts and
    offering costs .......................................  8,500          9     164,241           -             -        164,250

Issuance of Common Stock for acquisitions ................  7,140          7     141,355           -             -        141,362

Non-cash compensation expense ............................      -          -       2,469           -             -          2,469

Net loss for the three months ended March 31, 1999 .......      -          -           -      (3,371)            -         (3,371)

                                                           ----------------------------------------------------------------------
Balance at March 31, 1999 ................................ 20,522    $    21   $ 308,123   $  (4,136)    $     (16)     $ 303,992
                                                           ======================================================================



                                                              Common Stock     Additional                   Stock          Total
                                                            ----------------    Paid-In    Accumulated  Subscriptions  Stockholders'
                                                            Shares    Amount    Capital      Deficit     Receivable        Equity
                                                            ------    ------    -------      -------     ----------        ------


Balance at December 31, 1999 ............................. 24,935    $    25   $ 392,859   $ (82,010)    $       -      $ 310,874

Issuance of Common Stock for acquisitions ................    142          -       2,346           -             -          2,346

Issuance of warrants .....................................      -          -         101           -             -            101

Net loss for the three months ended March 31, 2000 .......      -          -           -     (48,025)            -        (48,025)

                                                           ----------------------------------------------------------------------
Balance at March 31, 2000 ................................ 25,077    $    25   $ 395,306   $(130,035)    $       -      $ 265,296
                                                           ======================================================================

                            See accompanying notes.

                                ONEMAIN.COM, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)
                                   (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Recent Pronouncements. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective for fiscal years beginning after December 15, 1999. Under SAB 101, revenue for set-up fees generally should be recognized on a straight-line basis over the contractual period or longer if the relationship with the customer is expected to extend beyond the initial term and the customer continues to benefit from the payment of the set-up fee. The Company will account for the change in accounting principle as a cumulative effect adjustment in the second quarter of 2000 and does not believe that the adjustment will not be material.

In January 2000, the EITF released Issue 99-17, "Accounting for Advertising Barter Transactions" ("EITF 99-17"). EITF 99-17 provides guidance on the revenue and expense recognition for advertising barter transactions. The Company adopted the provisions of EITF 99-17 beginning January 1, 2000. The effect on the Company's revenues and earnings was not material.

Note 2 - Organization and Basis of Presentation

OneMain.com, Inc., a Delaware corporation (the "Company"), was founded in August 1998 as a provider of Internet access and related services to individuals and businesses located predominately in smaller metropolitan markets and rural communities throughout the United States. Simultaneously with the completion of an initial public offering of its common stock on March 30, 1999, the Company acquired the outstanding capital stock and limited liability interests of 17 Internet service providers ("IPO Acquisitions"). During the remainder of 1999, the Company acquired the outstanding capital stock, limited liability interests and partnership interests of nine additional ISPs as well as certain assets of various other ISPs ("Subsequent Acquisitions"). During the first quarter of 2000, the Company acquired DataStream Networks, Inc. for approximately $3,100 in cash. The Company is currently one of the 10 largest independent Internet service providers in the United States.


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included in the accompanying unaudited financial statements. These adjustments consisted of normal recurring adjustments in addition to a one-time, non-cash equity compensation charge of $2,469 in the first quarter of 1999 associated with the hiring of one executive and certain other consultants. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1999, which included the financial statements and footnotes for the year ended December 31, 1999.

Note 3 - Restricted Marketable Securities

During the first quarter of 2000, the Company entered into contracts for office space and equipment, which required letters of credit, secured by 12-month certificates of deposit as collateral. These certificates are classified as short-term restricted assets as of March 31, 2000.

Note 4 - Commitments and Contingencies

The Company entered into a 10-year lease agreement to occupy 35,690 square feet of office space in Reston, Virginia for its executive offices and data center commencing April 1, 2000. The monthly lease payments are approximately $64 and will increase 3% per annum commencing April 1, 2001 through the end of the lease term. The lease includes one 5-year renewal option.

                                ONEMAIN.COM, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS- (Continued)
                          (Dollar amounts in thousands)
                                   (Unaudited)

Note 4 - Commitments and Contingencies  (continued)

The Company entered into a 10-year lease agreement to occupy 9,733 square feet of office space in New York, New York for offices of its Content and Strategic Alliance department commencing approximately August 17, 2000. The monthly lease payments are approximately $52 and will increase 1% per annum commencing March 17, 2001. Beginning in the sixth year of the lease, the monthly lease payments will increase to approximately $55 and will increase 1% per annum commencing March 17, 2007 through the end of the lease term.

The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts the Company may be required to pay by reason thereof will have a material effect on the Company's financial position or results of operations.

Note 5 - Restructuring Charge

During the first quarter of 2000, the Company recognized a restructuring charge related to employee termination benefits and certain real estate contracts. A plan for implementation was approved by the Board of Directors and communicated to employees that would be affected by the plan. The plan included specific identification of the number of employees to be terminated, their job functions and their locations. The plan is to be implemented within a 12-month period and no significant changes to the plan are anticipated.

As of March 31, 2000, the Company expensed approximately $7,179, of which $6,004 relates to employee termination benefits and $1,175 relates to the consolidation of the Company's facilities. This appears as a separate item within the Company's operating expenses. The plan calls for the elimination of over 650 positions. These reductions in Operations and Customer Support, Sales and Marketing and General and Administrative expenses are the result of planned consolidation of call centers and reduction in field administrative staffs.

Through March 31, 2000, the Company terminated three employees as a result of its plan and charged approximately $134 against the liability "Restructuring reserve." No additional adjustments have been made to the reserve.

Note 6 - Subsequent Event

The Company entered into a Convertible Debenture Purchase Agreement (the "Agreement") and Registration Rights Agreement on April 27, 2000 in connection with the sale of up to an aggregate principal amount of $32,000 6.75% Convertible Debentures and Warrants to purchase shares of the Company's common stock in three tranches. The Convertible Debentures are convertible into shares of the Company's common stock at any time beginning 90 days after their issuance of a Conversion Price as determined in accordance with the terms of the Convertible Debenture. The warrants are exercisable for shares of the Company's common stock at any time beginning immediately after issuance for an Exercise Price as determined in accordance with the terms of the Warrant.

The Agreement, Registration Rights Agreement, Convertible Debenture and Warrant have been filed by the Company as exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission on May 5, 2000.

On April 27, 2000, pursuant to the Agreement, the Company sold 6.75% Convertible Debentures in the aggregate principal amount of $12,000 and Warrants to purchase common stock for net proceeds to the Company of $11,580.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollar amounts in thousands, except share and per share data)

Introduction

The following discussion of our results of operations and of our liquidity and capital resources should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this filing.

Overview

We successfully completed an initial public offering of 8,500,000 shares of our common stock on March 30, 1999, concurrently with the acquisitions of 17 ISPs (the "IPO Acquisitions"). On April 9, 1999, the underwriters exercised their over-allotment option to purchase 1,275,000 shares of common stock at the initial public offering price of $22.00 per share. During the remainder of 1999, the Company acquired all of the outstanding common stock, limited liability company interests and partnership interests of nine additional ISPs and selected assets of various other ISPs (the "Subsequent Acquisitions"). On February 22, 2000, the Company acquired DataStream Networks, Inc. for approximately $3,100 in cash. For financial reporting purposes, the IPO Acquisitions have been accounted for under the purchase method of accounting from March 30, 1999 and the Subsequent Acquisitions from the dates of acquisition. The purchase of these companies, coupled with strategic internal growth, has increased the Company's subscribers to approximately 762,000 at March 31, 2000.

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

Costs and Expenses

Our recurring costs and expenses include:

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

Cost of access revenues consists primarily of the costs of maintaining sufficient capacity to provide service to subscribers. For an ISP, capacity is a measurement of the ISP's ability to connect subscribers to the Internet. Capacity costs include:

      o the cost of leased routers and access servers and recurring telecommunications costs, including the cost of local telephone lines to carry subscriber calls to our points of presence, or POPs;
      o the costs associated with leased lines connecting the Company's POPs directly to the Internet or to our operations centers and connecting the operations centers to the Internet; and
      o Internet backbone costs, which are the amounts we pay to Internet backbone providers for bandwidth which allows us to transmit data from the Internet to its subscribers.

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

Operations and customer support primarily includes personnel and related expenses of customer service and technical support employees. We expect operations and customer support expenses to increase over time to support new subscribers and expand existing subscribers' service. New subscribers tend to have particularly heavy customer service and technical support requirements. Because we anticipate rapid growth in our subscriber base to continue, these costs are expected to comprise an increasing percentage of expenses in the near term. In addition, we intend to consolidate our customer support operations in regional call centers and increase our service level to 24 hours a day, 7 days a week. This strategy will increase these expenses. In the longer term, as a percentage of revenues, we believe operations and customer support expenses should decline as we integrate our operations.

Sales and marketing includes the expenses associated with acquiring subscribers and developing content. These costs include advertising, promotions, referral bonuses, salaries and sales commissions. On a percentage of revenue basis, sales and marketing expense is a relatively variable cost and will increase with our development of a common brand supported by community-based marketing and geographic community programs. We expect that, over time, sales and marketing expense will decrease as a percent of revenues.

General and administrative expenses consist primarily of:

      o the salaries and benefits of our management and administrative employees;
      o the cost of travel, entertainment, rent, utilities, credit card processing, bad debt; and
      o   the cost of consulting and professional fees related to integration.

We expect general and administrative costs to increase to support growth, particularly as we integrate our operations by establishing network operations centers, and by implementing common billing and financial reporting systems in the near term. As a percentage of revenue, we have already begun to experience the anticipated results of leveraging integration efficiencies, and over time, we expect this trend to continue.

Amortization expense primarily relates to the amortization of goodwill and customer lists resulting from the IPO Acquisitions and the Subsequent Acquisitions. Our policy is to amortize, on a straight-line basis, the portion of the acquisition purchase price attributable to customer lists and goodwill over a three-year period.

Depreciation primarily relates to network and computing infrastructure and is calculated over the estimated useful lives of the assets ranging from three to seven years using the straight-line method. We expect our capital expenditures to increase as we continue to expand our operations. We also anticipate that financial resources will be utilized to acquire additional communications equipment and improvements to technology that will allow our networks to grow to support existing and new subscribers, build network operations and customer care centers and integrate common billing and financial reporting systems.

Results of Operations

The following financial information for the three months ended March 31, 2000 includes our historical consolidated results of operations of subsequent acquisitions from the date of acquisition only.

The following pro forma financial information for the three months ended March 31, 1999 includes (a) our historical consolidated results combined with the 17 ISPs as if the IPO Acquisitions had occurred on January 1, 1999; (b) the initial public offering; (c) the amortization of goodwill resulting from the IPO Acquisitions; (d) the elimination of interest expense for the debt that was paid from the IPO proceeds; and, (e) an income tax benefit at an appropriate rate. The pro forma financial information includes the results of operations of the Subsequent Acquisitions from the dates of acquisition only.

The pro forma combined financial information does not purport to represent what our results of operations would actually have been if such transactions and events in fact had occurred on January 1, 1999 or to project our results of operations for any future period.

                                                                               (Unaudited)
                                                                   For the three months ended March 31,

                                                                       2000                   1999
                                                                  --------------        ---------------
                                                                                            (Pro forma)
Statements of Operations Data:
Total revenues ...............................................      $  39,812               $  19,502
Costs of access and other revenues ...........................         15,100                   8,090
Operations and customer support ..............................          7,988                   2,783
Sales and marketing ..........................................          9,051                   2,370
General and administrative (exclusive of non-cash
   compensation expense shown below) .........................         13,118                   5,499
Restructuring charge .........................................          7,179                       -
Non-cash compensation ........................................              -                   2,469
Amortization .................................................         34,224                  20,814
Depreciation .................................................          5,108                   1,302
Other (income), net ..........................................            (57)                    (11)
                                                                    =========               =========
Loss from operations .........................................      $ (51,899)              $ (23,814)
                                                                    =========               =========

Approximate number of subscribers at the end of the period ...        762,000                 371,000
                                                                    =========               =========

The following table, which is based on the preceding table, shows a comparison of costs of revenues and other expenses as a percentage of total revenues:

                                                       For the three months ended March 31,

                                                           2000                 1999
                                                       --------------       --------------
                                                                             (Pro forma)
Combined Percentage of Revenues:
Costs of access and other revenues .................       37.9%                 41.5%
Operations and customer support ....................       20.1%                 14.3%
Sales and marketing ................................       22.7%                 12.2%
General and administrative (exclusive of non-cash
   compensation expense shown below) ...............       32.9%                 28.2%
Restructuring charge ...............................       18.0%                  0.0%
Non-cash compensation ..............................        0.0%                 12.7%
Amortization .......................................       86.0%                106.7%
Depreciation .......................................       12.8%                  6.7%

Three Months Ended March 31, 2000 Compared To Pro Forma Three Months Ended March 31, 1999

We incurred an operating loss of $51,899 for the three months ended March 31, 2000 compared to a pro forma operating loss of $23,814 for three months ended March 31, 1999.

Total Revenues. Total revenues for the three months ended March 31, 2000 were $39,812 compared to $19,502 for the three months ended March 31, 1999, an increase of 104.1%. The increase was primarily attributable to an increase in the number of subscribers as a result of internal growth and strategic acquisitions since our IPO. Revenues related to the Subsequent Acquisitions totaled $14,249, or 35.8% of total revenues. Total subscribers at March 31, 2000 were approximately 762,000 compared to approximately 371,000 at March 31, 1999, an increase of 391,000 or 105.4%. Of this increase, approximately 223,000 subscribers were a result of the Subsequent Acquisitions.

Access revenues for the three months ended March 31, 2000 were $38,431, compared to $17,968 for the three months ended March 31, 1999, an increase of 113.9%. The increase was primarily attributable to the increase in subscribers discussed above, offset by the effects of promotional discounts during the comparative periods.

Other revenues for the three months ended March 31, 2000 totaled $1,381 compared to $1,534 for the three months ended March 31, 1999, a decrease of 10.0%. The decrease was primarily attributable to a reduction of installation fees and equipment sales.

Total costs of access and other revenues. Total costs of access and other revenues for the three months ended March 31, 2000 were $15,100, an 86.7% increase from $8,090 for the three months ended March 31, 1999. Stated as a percentage of revenues, the total costs of access and other revenues decreased to 37.9% from 41.5% for the three months ended March 31, 2000 and 1999, respectively. As expected, the cost of access and other revenues, as a percentage of revenues, has declined as we have begun to achieve the benefits of network integration. Any decrease, however, may be partially offset by network improvements and expansion projects.

Operations and customer support expenses. Operations and customer support expenses for the three months ended March 31, 2000 were $7,988, a 187.0% increase from $2,783 for the three months ended March 31, 1999. As a percentage of revenues, operations and customer support expenses for the three months ended March 31, 2000 increased to 20.1% from 14.3% for the three months ended March 31, 1999. The increase is due to the opening of our first national call center and extending service hours at existing call centers.

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2000 were $9,051, an increase of 281.9% from $2,370 for the three months ended March 31, 1999. Sales and marketing expense as a percentage of revenues for the three months ended March 31, 2000 increased to 22.7% from 12.2% for the three months ended March 31, 1999. The increase is the result of increased advertising and marketing promotions during the first quarter of 2000.

General and administrative costs. General and administrative costs were $13,118 for the three months ended March 31, 2000, an increase of 138.6% from $5,499 for the three months ended March 31, 1999. General and administrative costs as a percentage of revenues for the three months ended March 31, 2000 were 32.9% compared to 28.2% for the three months ended March 31, 1999. The increase is largely attributable to costs associated with our various integration efforts during the first quarter of 2000.

Restructuring Charge. As part of our integration plan, the Company recognized charges totaling $7,179 associated with our employee termination benefits and related to the consolidation of our facilities during the three months ended March 31, 2000. The restructuring plan, which includes the termination of over 650 positions and consolidation of specifically identified facilities, was approved by the Board of Directors and will be implemented and funded within a 12-month period. Sources of funds for the cash outlays necessary will come from operating activities, as well as additional funding sources, including the convertible debentures and warrants previously described. As a result of this restructuring plan, we expect facility costs and payroll expenses related to this restructuring to decrease in future periods. This would affect operating expenses for operations and customer support, sales and marketing, and general and administrative line items. Any decrease, however, may be partially offset by expansion projects. There were no such restructuring costs reflected for the comparative period of 1999.

Non-cash compensation expense. For the three months ended March 31, 2000, there were no non-cash compensation expenses. For the three months ended March 31, 1999, a non-cash compensation expense was recorded related to stock options granted to one executive and certain other consultants.

Amortization. Amortization expense for the three months ended March 31, 2000 totaled $34,224 compared to $20,814 for the same period of the prior year. This increase is primarily attributable to the increase in goodwill and customer lists from the IPO Acquisitions and Subsequent Acquisitions and includes adjustments related to the definitive purchase agreements and contingent payments made to former owners.

Depreciation. Depreciation expense for the three months ended March 31, 2000 totaled $5,108 compared to $1,302 for the three months ended March 31, 1999. The increase is due to increased capital expenditures in support of our national network, call centers and computing platforms.

Business Model

As a result of equity market trends in the consumer ISP market, we are revising our business model to enhance our focus on business services and reduce our reliance on revenue growth through acquisitions of consumer ISPs. We believe that the combined consumer ISP/business services model will allow us to leverage our continuing investments in infrastructure, brand, network, billing systems and call centers over a broader revenue base. Although we are confident that our enhanced business model will result in stronger long-term operating cash flows, the interim reduction in the acquisitions of consumer ISPs may impede our ability to leverage our immediate investment in infrastructure over the short-term revenue base.


Effects of Inflation

We do not believe that inflation has had a material impact on our results of operations during the three months ended March 31, 2000.

Liquidity and Capital Resources

As of March 31, 2000, our combined cash and cash equivalents balance was $16,227 compared with $27,099 at December 31, 1999. This decrease is primarily attributable to repayment of long-term debt assumed through acquisitions, repayment of capital lease obligations and notes payable, and the net effects from cash flows from operating and investing activities described below.

Net cash used in operating activities was $5,118 for the three months ended March 31, 2000.

Net cash provided by investing activities was $1,242 for the three months ended March 31, 2000. This was the net result of the payment of the cash portion of the purchase prices for Subsequent Acquisitions, maturities of marketable equity securities, creation of restricted assets for letters of credit related to lease obligations and purchases of property, plant and equipment.

Net cash used in financing activities was $11,341 for the three months ended March 31, 2000. We repaid $6,269 of debt assumed in connection with the Subsequent Acquisitions. In addition, we repaid capital lease obligations and notes payable totaling $5,072.

We expect our capital expenditures to increase as we continue to expand our operations. We anticipate that financial resources will be utilized in acquiring additional communications equipment and improvements to technology that will allow our networks to grow to support existing and new subscribers, build a network operations center and integrate billing and financial reporting systems. We expect to pay out additional consideration that may be issued pursuant to earn-out arrangements included in the definitive agreements for the IPO Acquisitions and the Subsequent Acquisitions. The payment of additional consideration is contingent upon the IPO and Subsequent Acquisitions meeting certain operational and earning margin requirements. The amount of the additional consideration will be payable in either cash or stock at our option. We also expect to both pay additional consideration and to recover amounts previously paid relating to the final purchase price calculations of certain of the IPO and Subsequent Acquisitions. As of March 31, 2000, we estimate the amount of additional consideration to be approximately $2,961, net of purchase price adjustments related to the definitive agreements. Such amounts may be adjusted further in future quarters, based on the final settlement of the contingent considerations, as well as additional consideration for performance goals that may be met in 2000.

Along with the funds already received from the convertible debentures noted above in Note 5- Subsequent Event, we anticipate that our current cash on hand and cash flows from operations will be sufficient to meet our liquidity requirements for operations through the remainder of 2000. However, should we decide to pursue additional acquisitions, we expect to fund these acquisitions through a combination of cash and the issuance of shares of our common stock. To the extent we elect to pursue acquisitions involving the payment of significant amounts of cash to fund the purchase price of such acquisitions and the repayment of assumed indebtedness, we are likely to require additional sources of financing to fund such non-operating cash needs. We may determine to raise additional debt or equity capital to finance potential acquisitions and/or to fund accelerated growth. Any significant acquisitions or increases in our growth rate could materially affect our operating and financial expectations and results, liquidity and capital resources.

Effects of Recently Issued Accounting Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective for fiscal years beginning after December 15, 1999. We are in the process of reviewing our revenue recognition policies to determine that they are in accordance with SAB
101. We anticipate that the adoption of SAB 101 will require us to change the way in which we account for set-up fees associated with Internet access service. Our historical practice has been to recognize the revenue associated with the fees when charged. Under SAB 101, revenue for set-up fees generally should be recognized on a straight-line basis over the contractual period or longer if the relationship with the customer is expected to extend beyond the initial term and the customer continues to benefit from the payment of the set-up fee. We anticipate that we will account for the change in accounting principle as a cumulative effect adjustment in the second quarter of 2000 and that the adjustment will not be material.

In January 2000, the EITF released 99-17, "Accounting for Advertising Barter Transactions" ("EITF 99-17"). EITF 99-17 provides guidance on the revenue and expense recognition for advertising barter transactions. We adopted the provisions of EITF 99-17 beginning January 1, 2000. The effect on our revenues and earnings was not material.

Forward-Looking Statements

Some of the statements contained in this Quarterly Report are "forward-looking statements." These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "continue," "believe," "pro forma," "estimate," "expect" or "intend" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include our ability to:

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

    o    respond to technological developments affecting the Internet; and

    o    protect our intellectual property.

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included elsewhere in this prospectus. These risks and uncertainties are not intended to represent a complete list of all risks and uncertainties inherent in our business, and no assurance can be given that future results indicated, whether expressed or implied, will be achieved. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Therefore, our actual experience and results achieved during the period covered by any forward-looking statement may differ substantially from those stated or implied. The forward-looking statements should be read together with the information presented in this Form 10-Q and included elsewhere in recent SEC filings.


Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to changes in interest rates primarily from our investments in cash and cash equivalents and marketable securities. We believe that the market risk associated with our cash and cash equivalents and marketable securities is not material to our results of operations.


                           PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

We are not a party to any pending litigation that would have a material effect on our consolidated financial condition.

Item 2.   Changes in Securities and Use of Proceeds

From the effective date of the initial public offering registration to March 31, 2000, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:

Repayment of indebtedness to directors and officers ............... $     140
Repayment of indebtedness to others ...............................     9,658
Repayment of the founder notes ....................................     1,021
Cash portion of purchase price for IPO Acquisitions and
  Subsequent Acquisitions .........................................   145,976
                                                                      -------
Total ............................................................. $ 156,795
                                                                    =========

Item 6.   Exhibits and Reports on Form 8-K

      (a)      Exhibits: Exhibit 27: Financial Data Schedule
      (b)      Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   ONEMAIN.COM, INC.

Date:   May 15, 2000               By:  /s/ Marian G. O'Leary
        ------------                    ----------------------------------------
                                        Marian G. O'Leary
                                        Chief Financial Officer
                                        (Principal Financial Officer)