Form 10-Q
period 2000-06-30
ONEMAIN COM INC
filed 2000-08-10
CIK 1075530

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number 000-25599

                                ONEMAIN.COM, INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                          7375                  11-3460073
------------------------------    -------------------------    ----------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 10, 2000

       Common Stock $.001 par value                     Number of Shares
       ----------------------------                     ----------------
                                                           25,159,143
================================================================================


                                ONEMAIN.COM, INC.

                                      INDEX

                                                                                                         Page


Part I. - Financial Information............................................................................3

      Item 1   Financial Statements
               Consolidated Balance Sheets as of
                 June 30, 2000 and December 31, 1999.......................................................3

               Consolidated Statements of Operations for the
                 Three Months and Six Months Ended June 30, 2000 and 1999..................................4

               Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999...........................................5

               Consolidated Statements of Stockholders' Equity for the
                 Six Months Ended June 30, 2000 and 1999...................................................6

               Notes to Consolidated Financial Statements..................................................7

      Item 2   Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................................10

      Item 3   Quantitative and Qualitative Disclosures About Market Risk.................................16

Part II. - Other Information..............................................................................17

      Item 1   Legal Proceedings
      Item 2   Changes in Securities and Use of Proceeds
      Item 4   Submission of Matters to a Vote of Security Holders
      Item 6   Exhibits and Reports on Form 8-K

Signatures................................................................................................18

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               ONEMAIN.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           June 30,                 December 31,
                                                                             2000                      1999
                                                                    ------------------------  -----------------------
                                                                          (Unaudited)

ASSETS
Cash and cash equivalents...........................................          $      1,332           $     27,099
Marketable securities, short term...................................                    90                 15,789
Accounts receivable, net of allowance for doubtful accounts of
   $2,999 and $1,476 at June 30, 2000 and December 31, 1999,
   respectively.....................................................                 9,016                  5,474
Prepaid expenses and other current assets...........................                 7,234                  3,760
                                                                    ------------------------  ----------------------
   Total current assets.............................................                17,672                 52,122
Restricted marketable securities....................................                 2,350                      -
Property and equipment..............................................                74,122                 53,099
Goodwill, net.......................................................               159,621                203,013
Customer lists, net.................................................               102,193                125,747
Other assets........................................................                 1,815                    912
                                                                    ------------------------  ----------------------
   Total assets.....................................................          $    357,773           $    434,893
                                                                    ========================  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................................................          $     15,033           $      9,338
Accrued expenses....................................................                16,057                 14,320
Unearned revenue....................................................                24,673                 23,228
Restructuring reserve...............................................                 6,442                      -
Current portion of capital lease obligations........................                11,870                  8,754
Current portion of long term debt...................................                   825                  1,096
Notes payable to related parties....................................                     -                  1,187
Deferred income tax liability ......................................                     -                 17,661
Other current liabilities...........................................                   639                  7,467
                                                                    ------------------------  ----------------------
   Total current liabilities........................................                75,539                 83,051
Capital lease obligations, net of current portion...................                12,393                 10,867
Long term debt, net of current portion..............................                15,912                  4,922
Deferred income tax liability.......................................                13,654                 24,846
Other liabilities...................................................                   398                    333
                                                                    ------------------------  ----------------------
   Total liabilities................................................               117,896                124,019
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
  no shares issued or outstanding...................................                     -                      -
Common stock, $.001 par value; 100,000,000 shares authorized,
  25,126,471 and 24,934,906 shares issued and outstanding
  at June 30, 2000 and December 31, 1999, respectively..............                    25                     25
Additional paid-in capital..........................................               395,792                392,859
Warrants to purchase common stock                                                    1,789                      -
Accumulated deficit.................................................             (157,729)               (82,010)
                                                                    ------------------------  ----------------------
    Total stockholders' equity......................................               239,877                310,874
                                                                    ------------------------  ----------------------
    Total liabilities and stockholders' equity......................          $    357,773           $    434,893
                                                                    ========================  ======================

                            See accompanying notes.

                                ONEMAIN.COM, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                        For the three months ended June 30,       For the six months ended June 30,
                                                             2000                1999                  2000                1999
                                                         ------------        ------------          ------------        ------------


Revenues:
    Access revenues .................................    $     39,720        $     21,469          $     78,151        $     21,469
    Other revenues ..................................           1,167               1,543                 2,548               1,543
                                                         ------------        ------------          ------------        ------------
        Total revenues ..............................          40,887              23,012                80,699              23,012
Costs and expenses:
    Cost of access revenues .........................          15,839               8,616                30,437               8,616
    Cost of other revenues ..........................             446                 533                   948                 533
                                                         ------------        ------------          ------------        ------------
       Total costs of revenues ......................          16,285               9,149                31,385               9,149
                                                         ------------        ------------          ------------        ------------
       Gross margin .................................          24,602              13,863                49,314              13,863
Operating expenses:
    Operations and customer support .................          10,371               3,161                18,793               3,161
    Sales and marketing .............................           8,003               3,327                17,531               3,327
    General and administrative (exclusive of non-cash
       compensation expense shown below) ............          11,075               7,456                23,282               8,366
    Restructuring charge ............................               -                   -                 7,179                   -
    Non-cash compensation ...........................               -                   -                     -               2,469
    Amortization ....................................          33,763              22,296                67,987              22,296
    Depreciation ....................................           6,504               1,586                11,612               1,586
    Other income, net ...............................             (18)                (83)                  (75)                (83)
                                                         ------------        ------------          ------------        ------------
        Total operating expenses ....................          69,698              37,743               146,309              41,122
Loss from operations ................................         (45,096)            (23,880)              (96,995)            (27,259)
Non operating income:
Interest income .....................................              87               1,242                   310               1,266
Interest expense ....................................          (1,054)               (162)               (1,641)               (178)
                                                         ------------        ------------          ------------        ------------
        Total non operating income, net .............            (967)              1,080                (1,331)              1,088
                                                         ------------        ------------          ------------        ------------
Loss before income tax benefit ......................         (46,063)            (22,800)              (98,326)            (26,171)
Income tax benefit ..................................          10,188               3,088                22,607               3,088
                                                         ------------        ------------          ------------        ------------
Net loss ............................................    $    (35,875)       $    (19,712)         $    (75,719)       $    (23,083)
                                                         ============        ============          ============        ============

Basic and diluted net loss per share ................    $      (1.43)       $      (0.90)         $      (3.02)       $      (1.67)
                                                         ============        ============          ============        ============
Weighted average shares used in the calculation of
    basic and diluted net loss per share ............      25,120,275          21,893,195            25,061,357          13,844,112
                                                         ============        ============          ============        ============

                            See accompanying notes.

                                ONEMAIN.COM, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      For the six months ended June 30,
                                                                                           2000              1999
                                                                                        ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .....................................................................           $ (75,719)        $ (23,083)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Amortization .............................................................              67,987            22,296
    Depreciation .............................................................              11,612             1,586
    Provision for bad debts ..................................................               1,514               562
    Accretion of interest ....................................................                  91                 -
    Deferred income tax benefit ..............................................             (22,607)           (3,088)
    Issuance of warrants for consulting services .............................                 101                 -
    Non-cash compensation ....................................................                   -             2,594
    Changes in operating assets and liabilities:
       Accounts receivable ...................................................              (5,008)             (420)
       Prepaid expenses and other current assets .............................              (3,988)             (346)
       Other assets ..........................................................                (410)             (340)
       Unearned revenue ......................................................               1,077               450
       Accounts payable ......................................................              (6,077)            1,690
       Accrued expenses ......................................................               1,767               292
       Restructuring reserve .................................................               6,442                 -
       Other liabilities .....................................................                (672)              385
                                                                                        ----------         ---------
  Net cash (used in) provided by operating activities ........................             (23,890)            2,578
                                                                                        ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired .............................             (13,927)          (90,024)
Maturities of marketable securities ..........................................              16,480                 -
Investments in marketable securities .........................................                (781)                -
Increase in restricted marketable securities .................................              (2,350)                -
Purchases of property, plant and equipment, net of disposals .................              (6,536)           (2,377)
                                                                                         ---------         ---------
  Net cash used in investing activities ......................................              (7,114)          (92,401)
                                                                                         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt assumed through acquisitions .....................                   -            (6,545)
Repayment of capital lease obligations .......................................              (6,197)             (570)
Proceeds from notes payable ..................................................               1,299                 -
Issuance of stock through employee stock purchase plan .......................                 224                 -
Repayment of notes payable ...................................................              (1,611)                -
Proceeds from issuance of common stock in initial public offering net of
   underwriter discounts, commissions and offering costs .....................                   -           190,625
Proceeds from convertible debenture, net of fees .............................              11,522                 -
Proceeds from note payable to founder ........................................                   -               500
Repayment of note payable to founder .........................................                   -            (1,000)
Proceeds from exercise of common stock options ...............................                   -               230
Proceeds from stock subscriptions receivable .................................                   -                16
                                                                                         ---------         ---------
      Net cash provided by financing activities ..............................               5,237           183,256
                                                                                         ---------         ---------
Net (decrease) increase in cash and cash equivalents .........................             (25,767)           93,433
Cash and cash equivalents, beginning of period ...............................              27,099               172
                                                                                         ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................           $   1,332         $  93,605
                                                                                         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid ................................................................           $   1,460         $     184
                                                                                         =========         =========
Issuance of common stock for acquisitions ....................................           $   2,609         $ 157,546
                                                                                         =========         =========
Acquisition of property and equipment through issuance of capital
   lease obligations, notes payable and accounts payable .....................           $  24,658         $   1,506
                                                                                         =========         =========

                            See accompanying notes.

                                ONEMAIN.COM, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                              Common Stock            Additional    Warrants to
                                                              ------------             Paid-In       Purchase
                                                         Shares          Amount        Capital     Common Stock
                                                         -------        --------       -------     ------------

BALANCE AT DECEMBER 31, 1998...........................   4,782       $       5       $      53    $       -

Issuance of Common Stock on January 1, 1999............     100               -               5            -

Issuance of Common Stock in connection with initial
    public offering, net of  underwriters' discounts and
    offering costs.....................................   9,775              10         190,378            -

Issuance of Common Stock for acquisitions..............   7,804               8         157,537            -

Repayment of stock subscriptions receivable............       -               -               -            -


Exercise of Common Stock options.......................      10               -             230            -

Non-cash compensation expense..........................       -               -           2,594            -


Net loss for the six months ended June 30, 1999........       -               -               -            -


                                                       --------------------------------------------------------
BALANCE AT JUNE 30, 1999...............................  22,471       $      23       $ 350,797    $       -
                                                       ========================================================




                                                                           Stock           Total
                                                          Accumulated  Subscriptions   Stockholders'
                                                            Deficit      Receivable       Equity
                                                            -------      ----------     ------------

BALANCE AT DECEMBER 31, 1998                              $    (765)       $     (11)   $     (718)

Issuance of Common Stock on January 1, 1999............           -               (5)            -

Issuance of Common Stock in connection with initial
    public offering, net of  underwriters' discounts and
    offering costs.....................................           -                -       190,388

Issuance of Common Stock for acquisitions..............           -                -       157,545

Repayment of stock subscriptions receivable............           -               16            16


Exercise of Common Stock options.......................           -                -           230

Non-cash compensation expense..........................           -                -         2,594


Net loss for the six months ended June 30, 1999........      (23,083)              -       (23,083)


                                                         -----------------------------------------
BALANCE AT JUNE 30, 1999...............................   $  (23,848)      $       -    $  326,972
                                                         =========================================






                                                                    Common Stock             Additional       Warrants to
                                                                    ------------              Paid-In          Purchase
                                                               Shares          Amount         Capital         Common Stock
                                                               ------          ------         -------         ------------
BALANCE AT DECEMBER 31, 1999...........................         24,935       $      25       $ 392,859        $      -

Issuance of Common Stock for acquisitions..............            165               -           2,609               -

Issuance of warrants...................................              -               -               -           1,789

Issuance of Common Stock through employee stock
    purchase plan......................................             11               -             124               -

Issuance of Common Stock for subscription services.....             15               -             200               -

Net loss for the six months ended June 30, 2000........              -               -               -               -

                                                           -----------------------------------------------------------------
BALANCE AT JUNE 30, 2000...............................         25,126       $      25       $ 395,792       $   1,789
                                                           =================================================================




                                                                                  Stock        Total
                                                               Accumulated     Subscriptions  Stockholders'
                                                                 Deficit        Receivable     Equity
                                                                 -------        ----------    --------
BALANCE AT DECEMBER 31, 1999...........................      $  (82,010)      $       -       $ 310,874

Issuance of Common Stock for acquisitions..............               -               -           2,609

Issuance of warrants...................................               -               -           1,789

Issuance of Common Stock through employee stock
    purchase plan......................................               -               -             124

Issuance of Common Stock for subscription services.....               -               -             200

Net loss for the six months ended June 30, 2000........         (75,719)              -         (75,719)

                                                           ---------------------------------------------
BALANCE AT JUNE 30, 2000...............................      $  (157,729)     $       -       $ 239,877
                                                           =============================================


                            See accompanying notes.

                                ONEMAIN.COM, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

OneMain.com, Inc., a Delaware corporation ("OneMain" or the "Company"), was founded in August 1998 as a provider of Internet access and related services to individuals and businesses located predominately in smaller metropolitan markets and rural communities throughout the United States. Simultaneously with the completion of an initial public offering of its common stock on March 30, 1999, the Company acquired the outstanding capital stock and limited liability interests of 17 Internet service providers ("IPO Acquisitions"). During the remainder of 1999, and through June 30, 2000 the Company acquired the outstanding capital stock, limited liability interests and partnership interests of ten additional ISPs as well as certain assets of various other ISPs ("Subsequent Acquisitions"). The Company is currently one of the largest Internet service providers in the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included in the accompanying unaudited financial statements. These adjustments consisted of normal recurring adjustments in addition to a one-time, non-cash equity compensation charge of $2,469 in the first quarter of 1999 associated with the hiring of one executive and certain other consultants. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. The consolidated financial statements and footnotes should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and the Company's Form 10-K for the year ended December 31, 1999, which included the financial statements and footnotes for the year ended December 31, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Pronouncements. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective for fiscal years beginning after December 15, 1999. Under SAB 101, revenue for set-up fees generally should be recognized on a straight-line basis over the contractual period or longer if the relationship with the customer is expected to extend beyond the initial term and the customer continues to benefit from the payment of the set-up fee. In accordance with the revised requirements, the Company will account for the change in accounting principle as a cumulative effect adjustment in the fourth quarter of 2000 and believes that the adjustment will not be material.

NOTE 3 - RESTRICTED MARKETABLE SECURITIES

During the first and second quarters of 2000, the Company entered into contracts for office space and equipment, which required letters of credit, secured by 12-month certificates of deposit as collateral. These certificates are classified as long-term restricted assets as of June 30, 2000. The certificates of deposit mature at various dates through June 2000 and the letters of credit are renewable under the terms of the contracts through various dates up to March 2009.

                                ONEMAIN.COM, INC.
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                          (DOLLAR AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company entered into a 5-year lease agreement to occupy 10,906 square feet of office space in Knoxville, Tennessee for its Business Services and Technical Field Operations departments commencing April 4, 2000. The monthly lease payments are approximately $16 for the first through third lease years, and approximately $17 for the fourth and fifth lease years.

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

During the first quarter of 2000, the Company expensed approximately $7,179, of which $6,004 relates to employee termination benefits and $1,175 relates to the consolidation of the Company's facilities. This appears as a separate item within the Company's operating expenses. The plan calls for the net reduction of over 650 positions. These reductions in Operations and Customer Support, Sales and Marketing and General and Administrative expenses are the result of planned consolidation of call centers and reduction in field administrative staffs.

Through June 30, 2000, the Company terminated approximately 115 employees as a result of its plan and charged approximately $673 against the liability "Restructuring reserve." Excess facility charges totaled $64 and were recorded against the same liability account. No additional adjustments have been made to the reserve.

NOTE 6 - DEBT

The Company entered into a Convertible Debenture Purchase Agreement (the "Agreement") and Registration Rights Agreement on April 27, 2000 in connection with the sale of up to an aggregate principal amount of $32,000 of 6.75% convertible debentures and warrants to purchase shares of the Company's common stock in three tranches. The convertible debentures are convertible into shares of the Company's common stock at any time beginning 90 days after their issuance at a conversion price determined in accordance with the Agreement. The warrants are exercisable for shares of the Company's common stock at any time beginning immediately after issuance for an exercise price as determined in accordance with the terms of the Agreement.

On April 27, 2000, pursuant to the Agreement, the Company sold 6.75% convertible debentures in the aggregate principal amount of $12,000 and warrants to purchase common stock for net proceeds to the Company of $11,600.

The Agreement, Registration Rights Agreement, Convertible Debenture and Warrant have been filed by the Company as exhibits to a Current Report on Form 8-K with the Securities and Exchange Commission on May 5, 2000. In June, the Company entered into a termination agreement relating to the convertible debentures. (See Note 7 - Agreement and Plan of Merger.)

In addition, the Company obtained a loan in the amount of $1,299 secured by equipment on April 28, 2000. The note is payable in monthly installments of $41 through March 2003 with a final payment of $130 in April 2003.

NOTE 7 - AGREEMENT AND PLAN OF MERGER

On June 7, 2000, OneMain and EarthLink, Inc. ("EarthLink") signed an Agreement and Plan of Merger, as amended on August 9, 2000, in which OneMain will be acquired by EarthLink for a combination of cash and EarthLink common stock. The proposed merger will be voted upon by OneMain stockholders at a special meeting of its stockholders on September 12, 2000. Notice of the meeting and information relative to the combined entities is more fully described in EarthLink's S-4 filing dated August 10, 2000, which also serves as OneMain's proxy.

In connection with the Agreement and Plan of Merger, OneMain entered into a Termination Agreement with investors who, pursuant to the Convertible Debenture Purchase Agreement, purchased $12 million in 6.75% Convertible Debentures and warrants to purchase common stock of OneMain (see Note 6 - Debt). The Termination Agreement provides that, at the closing of the merger,

       (1) OneMain will repurchase, terminate and cancel the debentures and warrants for a premium of $4,333;

       (2) the Convertible Debenture Purchase Agreement, including the investors' right to purchase up to an additional $20 million in aggregate principal amount of debentures, be terminated; and

       (3)    the related Registration Rights Agreement be terminated.

EarthLink will replace the warrants with warrants to purchase EarthLink common stock and enter into a Registration Rights Agreement with the investors. The Termination Agreement is subject to certain customary terms and conditions.

The merger is more fully described in the Agreement and Plan of Merger attached to OneMain.com's Form 8-K filed on June 16,2000, as Exhibit 2.1.

NOTE 8 - DEFERRED TAXES

The income tax benefit for the six months ended June 30, 2000 includes a $8,182 deferred income tax benefit related to the three months ended March 31, 2000. This benefit was the result of previously unrecorded tax benefits associated with losses incurred during the three months ended March 31, 2000. The adjustment had no impact on the results of operations for the three months ended June 30, 2000.

NOTE 9 - SUBSEQUENT EVENTS

On July 27, 2000, EarthLink and OneMain entered into a Reimbursement Agreement and a Limited Guaranty, pursuant to which EarthLink agreed to guarantee up to $7.2 million in payments to a marketing/advertising company for services rendered to OneMain. If EarthLink's pending acquisition of OneMain fails to close, all amounts advanced by EarthLink under such arrangement will convert into a loan from EarthLink to OneMain, to bear interest at prime rate plus 1% and to be repaid in four equal quarterly installments beginning December 15, 2000.

On August 2, 2000, EarthLink and OneMain entered into an Advance/Repayment Agreement pursuant to which EarthLink advanced OneMain $12.5 million and provided to OneMain a line of credit facility for up to $7.5 million. The amounts advanced under this agreement will be used by OneMain to pay certain existing trade payables and to fund future operating costs. If EarthLink's pending acquisition of OneMain fails to close, all amounts advanced to OneMain will convert into a loan from EarthLink, to bear interest at prime rate plus 2% and to be repaid within six months after such termination. In addition, EarthLink's obligation to make further advances to OneMain would cease. This loan is secured by OneMain subscribers.

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

OVERVIEW

We successfully completed an initial public offering of 8,500,000 shares of our common stock on March 30, 1999, concurrently with the acquisitions of 17 ISPs (the "IPO Acquisitions"). On April 9, 1999, the underwriters exercised their over-allotment option to purchase 1,275,000 shares of common stock at the initial public offering price of $22.00 per share. During the remainder of 1999, and through June 30, 2000 the Company acquired all of the outstanding common stock, limited liability company interests and partnership interests of ten additional ISPs and selected assets of various other ISPs (the "Subsequent Acquisitions"). For financial reporting purposes, the IPO Acquisitions have been accounted for under the purchase method of accounting from March 30, 1999 and the Subsequent Acquisitions from the dates of acquisition. The purchase of these companies, coupled with strategic internal growth, has increased the Company's subscribers to approximately 794,000 at June 30, 2000. We have now converted 371,000 subscribers to our integrated networks and systems. This represents 47% of our customer base.

On June 7, 2000, OneMain and EarthLink signed an Agreement and Plan of Merger in which OneMain will be acquired by EarthLink for a combination of cash and EarthLink common stock. The proposed merger will be voted upon by OneMain stockholders at a special meeting of its stockholders on September 12, 2000. Notice of the meeting and information relative to the combined entities is more fully described in EarthLink's S-4 filing dated August 10, 2000, which also serves as OneMain's proxy.

REVENUE

We derive Internet access revenues primarily from subscriptions from individuals and small businesses for dial-up access to the Internet. Subscription fees vary among our non-integrated ISPs and by billing plan within the subscriber base for a particular ISP. We also earn access revenues by providing broadband access, Web hosting and wireless services.

We earn other revenues by charging set-up and installation fees, providing Web page design and development and other technical services and by selling advertising, equipment and software. Revenues from the sale of these products and services have been classified as other revenues in the results of operations tables set forth below.

COSTS AND EXPENSES

Our recurring costs and expenses include:

       -      cost of access revenues;
       -      cost of other revenues;
       -      operations and customer support;
       -      sales and marketing;
       -      general and administrative;
       -      amortization; and
       -      depreciation.

Cost of access revenues consists primarily of the costs of maintaining sufficient capacity to provide service to subscribers. For an ISP, capacity is a measurement of the ISP's ability to connect subscribers to the Internet.

Capacity costs include:

      - the cost of leased routers and access servers and recurring telecommunications costs, including the cost of local telephone lines to carry subscriber calls to our points of presence, or POPs;
      - the costs associated with leased lines connecting the Company's POPs directly to the Internet or to our operations centers and connecting the operations centers to the Internet; and
      - Internet backbone costs, which are the amounts we pay to Internet backbone providers for bandwidth which allows us to transmit data from the Internet to its subscribers.

We expect the cost of access revenues to increase over time on an absolute basis, as our subscriber base grows. However, we expect to leverage the combined scale of our ISPs to lower the cost of access revenues as a percentage of revenues by:

      - negotiating one or more relationships with national backbone providers to connect our ISPs to the Internet;
      - negotiating favorable local loop contracts and establishing co-location arrangements with local exchange carriers;
      - establishing relationships to reduce costs and improve access and reliability for our subscribers; and
      -   negotiating discounts with equipment vendors.

Cost of other revenues consists primarily of:

      - the salaries and benefits of the personnel providing installation of equipment and software;
      -   Web development and technical services; and
      - the cost of purchasing the equipment to provide these services. In the case of equipment and software sales, the cost of other revenues includes the cost of licensing software and purchasing equipment for resale.

Operations and customer support primarily include personnel and related expenses of customer service and technical support employees. We expect operations and customer support expenses to increase over time to support new subscribers and expand existing subscribers' service. New subscribers tend to have particularly heavy customer service and technical support requirements. Because we anticipate rapid growth in our subscriber base to continue, these costs are expected to comprise an increasing percentage of expenses in the near term. In addition, we have begun to consolidate our customer support operations in three national call centers and increase our service level to 24 hours a day, 7 days a week. This strategy will increase these expenses. In the longer term, as a percentage of revenues, we believe operations and customer support expenses should decline as we integrate our operations.

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

General and administrative expenses consist primarily of:

      - the salaries and benefits and related expenses of our management and administrative employees;
      -   the cost of consulting and professional fees related to integration.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

The following financial information for the three months ended June 30, 2000 and 1999 includes our historical consolidated results of operations of subsequent acquisitions from the date of acquisition only.

                                                                         (Unaudited)
                                                              For the three months ended June 30,

                                                                   2000              1999
                                                                 ----------       ---------

STATEMENTS OF OPERATIONS DATA:
Total revenues .............................................     $  40,887        $  23,012
Costs of access and other revenues .........................        16,285            9,149
Operations and customer support ............................        10,371            3,161
Sales and marketing ........................................         8,003            3,327
General and administrative .................................        11,075            7,456
Amortization ...............................................        33,763           22,296
Depreciation ...............................................         6,504            1,586
Other (income), net ........................................           (18)             (83)
                                                                 ---------        ---------
Loss from operations .......................................     $ (45,096)       $ (23,880)
                                                                 =========        =========

Approximate number of subscribers at the end of
   the period ..............................................       794,000          472,000
                                                                 =========        =========

The following table, which is based on the preceding table, shows a comparison of costs of revenues and other expenses as a percentage of total revenues:

                                                                         (Unaudited)
                                                              For the three months ended June 30,

                                                                   2000              1999
                                                                 ----------       ---------

COMBINED PERCENTAGE OF REVENUES:
Costs of access and other revenues .........................        39.8%           39.8%
Operations and customer support ............................        25.4%           13.7%
Sales and marketing ........................................        19.6%           14.5%
General and administrative .................................        27.1%           32.4%
Amortization ...............................................        82.6%           96.9%
Depreciation ...............................................        15.9%            6.9%

We incurred an operating loss of $45,096 for the three months ended June 30, 2000 compared to an operating loss of $23,880 for three months ended June 30, 1999.

Total Revenues. Total revenues for the three months ended June 30, 2000 were $40,887 compared to $23,012 for the three months ended June 30, 1999, an increase of 77.7%. The increase was primarily attributable to an increase in the number of subscribers as a result of internal growth and strategic acquisitions since our IPO. Revenues related to the Subsequent Acquisitions totaled $14,273, or 34.9% of total revenues. Total subscribers at June 30, 2000 were approximately 794,000 compared to approximately 472,000 at June 30, 1999, an increase of 322,000 or 68.2%. Of this increase, approximately 225,000 subscribers were a result of the Subsequent Acquisitions.

Access revenues for the three months ended June 30, 2000 were $39,720, compared to $21,469 for the three months ended June 30, 1999, an increase of 85.0%. The increase was primarily attributable to the increase in subscribers discussed above, offset by the effects of promotional discounts during the comparative periods.

Other revenues for the three months ended June 30, 2000 totaled $1,167 compared to $1,543 for the three months ended June 30, 1999, a decrease of 24.4%. The decrease was primarily attributable to a reduction of installation fees and equipment sales, partially offset by an increase in advertising, e-commerce and content revenue.

Total costs of access and other revenues. Total costs of access and other revenues for the three months ended June 30, 2000 were $16,285, a 78.0% increase from $9,149 for the three months ended June 30, 1999. Stated as a percentage of revenues, the total costs of access and other revenues remained constant at 39.8% for the three months ended June 30, 2000 and 1999.

Operations and customer support expenses. Operations and customer support expenses for the three months ended June 30, 2000 were $10,371, a 228.1% increase from $3,161 for the three months ended June 30, 1999. As a percentage of revenues, operations and customer support expenses for the three months ended June 30, 2000 increased to 25.4% from 13.7% for the three months ended June 30, 1999. The increase is due to the opening and staffing of three national call centers and extending service hours at existing call centers.

Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2000 were $8,003, an increase of 140.5% from $3,327 for the three months ended June 30, 1999. Sales and marketing expense as a percentage of revenues for the three months ended June 30, 2000 increased to 19.6% from 14.5% for the three months ended June 30, 1999. The increase is the result of increased advertising and marketing promotions during the current period, including those related to our OneMain branding initiatives.

General and administrative costs. General and administrative costs were $11,075 for the three months ended June 30, 2000, an increase of 48.5% from $7,456 for the three months ended June 30, 1999. General and administrative costs as a percentage of revenues for the three months ended June 30, 2000 were 27.1% compared to 32.4% for the three months ended

June 30, 1999. The decrease is the result of ongoing reductions in field infrastructure associated with our various integration efforts during 2000.

Amortization. Amortization expense for the three months ended June 30, 2000 totaled $33,763 compared to $22,296 for the same period of the prior year. This increase is primarily attributable to the increase in goodwill and customer lists from the IPO Acquisitions and Subsequent Acquisitions and includes adjustments related to the definitive purchase agreements and contingent payments made to former owners.

Depreciation. Depreciation expense for the three months ended June 30, 2000 totaled $6,504 compared to $1,586 for the three months ended June 30, 1999. The increase is due to increased capital expenditures in support of our national network, call centers and computing platforms.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

The following financial information for the six months ended June 30, 2000 and 1999 includes our historical consolidated results of operations of subsequent acquisitions from the date of acquisition only.

The following pro forma financial information for the six months ended June 30, 1999 includes (a) our historical consolidated results combined with the 17 ISPs as if the IPO Acquisitions had occurred on January 1, 1999; (b) the initial public offering; (c) the amortization of goodwill resulting from the IPO Acquisitions; (d) the elimination of interest expense for the debt that was paid from the IPO proceeds; and, (e) an income tax benefit at an appropriate rate. The pro forma financial information includes the results of operations of the Subsequent Acquisitions from the dates of acquisition only.

The pro forma combined financial information does not purport to represent what our results of operations would actually have been if such transactions and events in fact had occurred on January 1, 1999 or to project our results of operations for any future period.



                                                                          (Unaudited)
                                                               For the six months ended June 30,

                                                                     2000            1999
                                                                 ---------        ----------
                                                                                  (Pro forma)
STATEMENTS OF OPERATIONS DATA:
Total revenues.............................................      $  80,699        $  42,513
Costs of access and other revenues.........................         31,385           17,240
Operations and customer support ...........................         18,793            5,946
Sales and marketing .......................................         17,531            5,696
General and administrative (exclusive of non-cash
   compensation expense shown below).......................         23,282           12,955
Restructuring charge.......................................          7,179                -
Non-cash compensation .....................................              -            2,469
Amortization...............................................         67,987           43,110
Depreciation...............................................         11,612            2,888
Other (income), net........................................            (75)             (95)
                                                                 ---------        ---------
Loss from operations.......................................      $ (96,995)       $ (47,696)
                                                                 =========        =========

Approximate number of subscribers at the end of
the period.................................................        794,000          472,000
                                                                 =========        =========



The following table, which is based on the preceding table, shows a comparison of costs of revenues and other expenses as a percentage of total revenues:


                                                                          (Unaudited)
                                                               For the six months ended June 30,

                                                                     2000            1999
                                                                 ---------        ----------
                                                                                  (Pro forma)
COMBINED PERCENTAGE OF REVENUES:
Costs of access and other revenues ......................          38.9%            40.6%
Operations and customer support .........................          23.3%            14.0%
Sales and marketing .....................................          21.7%            13.4%
General and administrative (exclusive of non-cash
   compensation expense shown below) ....................          28.9%            30.5%
Restructuring charge ....................................           8.9%             0.0%
Non-cash compensation ...................................           0.0%             5.8%
Amortization ............................................          84.2%           101.4%
Depreciation ............................................          14.4%             6.8%

We incurred an operating loss of $96,995 for the six months ended June 30, 2000 compared to a pro forma operating loss of $47,696 for six months ended June 30, 1999.

Total Revenues. Total revenues for the six months ended June 30, 2000 were $80,699 compared to $42,513 for the six months ended June 30, 1999, an increase of 89.8%. The increase was primarily attributable to an increase in the number of subscribers as a result of internal growth and strategic acquisitions since our IPO. Revenues related to the Subsequent Acquisitions totaled $28,522, or 35.3% of total revenues. Total subscribers at June 30, 2000 were approximately 794,000 compared to approximately 472,000 at June 30, 1999, an increase of 322,000 or 68.2%. Of this increase, approximately 225,000 subscribers were a result of the Subsequent Acquisitions.

Access revenues for the six months ended June 30, 2000 were $78,151, compared to $39,436 for the six months ended June 30, 1999, an increase of 98.2%. The increase was primarily attributable to the increase in subscribers discussed above, offset by the effects of promotional discounts during the comparative periods.

Other revenues for the six months ended June 30, 2000 totaled $2,548 compared to $3,077 for the six months ended June 30, 1999, a decrease of 17.2%. The decrease was primarily attributable to a reduction of installation fees and equipment sales, partially offset by an increase in advertising, e-commerce and content revenue.

Total costs of access and other revenues. Total costs of access and other revenues for the six months ended June 30, 2000 were $31,385, an 82.0% increase from $17,240 for the six months ended June 30, 1999. Stated as a percentage of revenues, the total costs of access and other revenues decreased to 38.9% from 40.6% for the six months ended June 30, 2000 and 1999, respectively. As expected, the cost of access and other revenues, as a percentage of revenues, has declined as we have begun to achieve the benefits of network integration. Any decrease, however, may be partially offset by network improvements and expansion projects.

Operations and customer support expenses. Operations and customer support expenses for the six months ended June 30, 2000 were $18,793, a 216.1% increase from $5,946 for the six months ended June 30, 1999. As a percentage of revenues, operations and customer support expenses for the six months ended June 30, 2000 increased to 23.3% from 14.0% for the six months ended June 30, 1999.
The increase is due to the opening and staffing of three national call centers and extending service hours at existing call centers.

Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2000 were $17,531, an increase of 207.8% from $5,696 for the six months ended June 30, 1999. Sales and marketing expense as a percentage of revenues for the six months ended June 30, 2000 increased to 21.7% from 13.4% for the six months ended June 30, 1999. The increase is the result of increased advertising and marketing promotions during 2000. We increased sales and marketing expenses relative to our common branding initiatives.

General and administrative costs. General and administrative costs were $23,282 for the six months ended June 30, 2000, an increase of 79.7% from $12,955 for the six months ended June 30, 1999. General and administrative costs as a percentage of revenues for the six months ended June 30, 2000 were 28.9% compared to 30.5% for the six months ended June 30, 1999. The decrease is the result of ongoing reductions in field infrastructure associated with our various integration efforts during 2000.


Restructuring Charge. As part of our integration plan, the Company recognized charges totaling $7,179 associated with our employee termination benefits and related to the consolidation of our facilities during the six months ended June 30, 2000. The restructuring plan, which includes the net reduction of over 650 positions and consolidation of specifically identified facilities, was approved by the Board of Directors and will be implemented and funded within a 12-month period. Sources of funds for the cash outlays necessary will come from operating activities, as well as additional funding sources, including the convertible debentures and warrants previously described in our March 31, 2000 10Q filed with the SEC. As a result of this restructuring plan, we expect facility costs and payroll expenses related to this restructuring to decrease in future periods. This would affect operating expenses for operations and customer support, sales and marketing, and general and administrative line items. Any decrease, however, may be partially offset by expansion projects. Through June 30, 2000, we terminated approximately 115 employees as a result of this plan and charged approximately $673 against the liability "Restructuring reserve." Excess facility charges totaled $64 and were recorded against the same liability account. No additional adjustments have been made to the reserve. There were no such restructuring costs recorded in the comparative period of 1999.

Non-cash compensation expense. For the six months ended June 30, 2000, there were no non-cash compensation expenses. For the six months ended June 30, 1999, a non-cash compensation expense was recorded related to stock options granted to consultants, and common stock issued to one executive.

Amortization. Amortization expense for the six months ended June 30, 2000 totaled $67,987 compared to $43,110 for the same period of the prior year. This increase is primarily attributable to the increase in goodwill and customer lists from the IPO Acquisitions and Subsequent Acquisitions and includes adjustments related to the definitive purchase agreements and contingent payments made to former owners.

Depreciation. Depreciation expense for the six months ended June 30, 2000 totaled $11,612 compared to $2,888 for the six months ended June 30, 1999. The increase is due to increased capital expenditures in support of our national network, call centers and computing platforms.

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

EFFECTS OF INFLATION

We do not believe that inflation has had a material impact on our results of operations during the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, our combined cash and cash equivalents balance was $1,332 compared with $27,099 at December 31, 1999. This decrease is primarily attributable to acquisitions, repayment of long-term debt assumed through acquisitions, repayment of capital lease obligations and notes payable, and the net effects from cash flows from operating and investing activities described below. In addition, cash was used for our investment in integration of our network and call centers.

Net cash used in operating activities was $23,890 for the six months ended June 30, 2000. Approximately $10,500 was used to fund our integration efforts and operating losses. The remainder was primarily the result of increases in accounts receivable and prepaid expenses and a decrease in accounts payable.

Net cash used in investing activities was $7,114 for the six months ended June 30, 2000. This was the result of the payment of the cash portion of the purchase prices for Subsequent Acquisitions totaling $13,927, maturities net of investments of marketable equity securities totaling $15,699, $2,350 additional restricted assets for letters of credit related to lease obligations and purchases of property, plant and equipment totaling $6,536.

Net cash provided by financing activities was $5,237 for the six months ended June 30, 2000. We repaid capital lease obligations of $6,197 and notes payable totaling $1,611. Proceeds from notes payable and the convertible debenture, net of fees were $12,821. $224 was provided by the issuance of stock through our employee stock purchase plan.

We expect our capital expenditures to increase as we continue to expand and integrate our operations. We anticipate that financial resources will be utilized in acquiring additional communications equipment and improvements to technology that will allow our networks to grow to support existing and new subscribers, build a network operations center and integrate billing and financial reporting systems. We expect to pay out additional consideration that may be issued pursuant to earn-out arrangements included in the definitive agreements for the IPO Acquisitions and the Subsequent Acquisitions. The payment of additional consideration is contingent upon the IPO and Subsequent Acquisitions meeting certain operational and earning margin requirements. The amount of the additional consideration will be payable in either cash or stock at our option. We also expect to both pay additional consideration and to recover amounts previously paid relating to the final purchase price calculations of certain of the IPO and Subsequent Acquisitions. As of June 30, 2000, we estimate the amount of additional consideration to be approximately $321, net of purchase price adjustments related to the definitive agreements. Such amounts may be adjusted further in future quarters, based on the final settlement of the contingent considerations, as well as additional consideration for performance goals that may be met in 2000.

The provisions of the merger agreement with EarthLink limited the Company's ability to obtain incremental financing as planned. As a result, on July 27, 2000, EarthLink and OneMain entered into a Reimbursement Agreement and a Limited Guaranty, pursuant to which EarthLink agreed to guarantee up to $7.2 million in payments to a marketing/advertising company for services rendered to OneMain. If EarthLink's pending acquisition of OneMain fails to close, all amounts advanced by EarthLink under such arrangement will convert into a loan from EarthLink to OneMain, to bear interest at prime rate plus 1% and to be repaid in four equal quarterly installments beginning December 15, 2000.

In addition, on August 2, 2000, EarthLink and OneMain entered into an Advance/Repayment Agreement pursuant to which EarthLink advanced OneMain $12.5 million and provided to OneMain the availability of an additional credit facility for up to $7.5 million. The amounts advanced under this agreement will be used by OneMain to pay certain existing trade payables and to fund future operating costs. If EarthLink's pending acquisition of OneMain fails to close, all amounts advanced to OneMain will convert into a loan from EarthLink, to bear interest at prime rate plus 2% and to be repaid within six months after such termination. In addition, EarthLink's obligation to make further advances to OneMain would cease. This loan is secured by OneMain subscribers.

We believe that the proceeds from these financing activities combined with our cash on hand will be sufficient to fund operations through the end of 2000. We anticipate the merger with EarthLink to be approved by our shareholders on September 12, 2000, at which point, EarthLink's financial resources will support OneMain's planned continued operations. If the merger does not proceed as planned, we intend to meet our cash needed to fund operating and non-operating activities through alternative sources of cash. We may determine to raise equity capital or additional debt to fund these needs or to finance potential acquisitions and/or to fund accelerated growth. Any significant acquisitions or increases in our growth rate could materially affect our operating and financial expectations and results, liquidity and capital resources.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective for fiscal years beginning after December 15, 1999. We are in the process of reviewing our revenue recognition policies to determine that they are in accordance with SAB
101. We anticipate that the adoption of SAB 101 will require us to change the way in which we account for set-up fees associated with Internet access service. Our historical practice has been to recognize the revenue associated with the fees when charged. Under SAB 101, revenue for set-up fees generally should be recognized on a straight-line basis over the contractual period or longer if the relationship with the customer is expected to extend beyond the initial term and the customer continues to benefit from the payment of the set-up fee. We anticipate that we will account for the change in accounting principle as a cumulative effect adjustment in the fourth quarter of 2000 and that the adjustment will not be material.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report are "forward-looking statements." These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "continue," "believe," "pro forma," "estimate," "expect" or "intend" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include our ability to:

       -      retain and grow our subscriber base;
       -      sustain our projected growth;
       - successfully integrate new subscribers and/or assets obtained through acquisitions;
       -      succeed in the highly competitive markets in which we operate;
       -      obtain required financing on favorable terms;
       - reduce operating costs resulting from the integration and optimization of our acquisitions;
       -      retain key employees;
       -      respond to technological developments affecting the Internet; and
       -      protect our intellectual property.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates from our borrowings and investments in cash and cash equivalents and marketable securities. We believe that the market risk associated with our cash and cash equivalents and marketable securities is not material to our results of operations.

                           PART II: OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

We are not a party to any pending litigation that would have a material effect on our consolidated financial condition.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

From the effective date of the initial public offering registration statement to June 30, 2000, the amount of net offering proceeds used for any purpose for which at least 5% of the offering proceeds or $100,000 (whichever is less) was used is as follows:


Repayment of indebtedness to directors and officers ............... $    140
Repayment of indebtedness to others ...............................   12,954
Repayment of the founder notes ....................................    1,021
Cash portion of purchase price for IPO Acquisitions and
  Subsequent Acquisitions .........................................  148,938
Working capital, capital expeditures and integration costs.........   27,569
                                                                     -------
Total ............................................................. $190,622
                                                                     =======


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at the 2000 Annual Meeting of Stockholders held on May 23, 2000:

1. Election of one Class I Director to the Board of Directors of the Company. There were 15,317,816 cast for the election of Michael D. Read, 438,851 votes to withhold authority, and no abstentions.

       The term of two Class II Directors, Thomas R. Eisenmann and Ella Fontanals de Cisneros, and two Class III Directors, Stephen E. Smith and Allon H. Lefever, did not expire at this Annual Meeting and each of them continue to serve as directors of the Company.

2. Proposed Amendment to the Company's Amended and Restated 1999 Stock Option and Incentive Plan to increase the number of shares reserved under the plan from 5 million to 10 million. There were 6,098,556 votes cast for approval of the amendment, 2,407,090 votes cast against approval of the amendment and 29,126 abstentions.

3. Proposed ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 2000. There were 15,522,010 votes cast for ratification, 216,779 votes cast against ratification and 17,938 abstentions.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)      EXHIBITS: EXHIBIT 27: FINANCIAL DATA SCHEDULE
      (b)      Reports on Form 8-K:

On May 5, 2000, OneMain filed a Current Report on Form 8-K that contained certain exhibits with respect to its Convertible Debenture Purchase Agreement (the "Agreement") and Registration Rights Agreement on April 27, 2000 in connection with the sale of up to an aggregate principal amount of $32,000 6.75% Convertible Debentures and Warrants to purchase shares of the Company's common stock. On April 27, 2000, pursuant to the Agreement, the Company sold 6.75% Convertible Debentures in the aggregate principal amount of $12,000 and Warrants to purchase common stock for net proceeds to the Company of $11,600.

On June 16, OneMain filed a Current Report on Form 8-K that contained certain exhibits with respect to the report on June 7, 2000, in which OneMain.com, Inc. will be acquired by EarthLink, Inc. ("EarthLink") for combination of cash and EarthLink common stock.

       (c)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    ONEMAIN.COM, INC.


Date:   August 10, 2000             By:    /s/ Marian G. O'Leary
                                           ---------------------
                                    Name:  Marian G. O'Leary
                                    Title: Chief Financial Officer
                                           (Principal Financial Officer)